Form 10-Q
period 2026-03-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2026-05-06
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2026

or

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

As of May 5, 2026, the number of common shares, no par value (“Common Shares”) outstanding of American States Water Company was 39,192,653. As of May 5, 2026, all of the 178.3836 outstanding shares of common stock, no par value, of Golden State Water Company were owned by American States Water Company.

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
•the geographic concentration of our operations in California and changes in electricity and natural gas prices in the state; and
•other risks and uncertainties described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC.
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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2026	December 31, 2025
Property, Plant and Equipment
Regulated utility plant, at cost	$2,941,280	$2,899,564
Non-utility property, at cost	51,678	50,422
Total	2,992,958	2,949,986
Less - accumulated depreciation	(663,265)	(653,667)
Net property, plant and equipment	2,329,693	2,296,319

Other property and investments	57,257	58,664

Current Assets
Cash and cash equivalents	22,155	18,824
Accounts receivable — customers (less allowance for doubtful accounts of $3,637 in 2026 and $3,642 in 2025)	39,741	38,321
Unbilled receivable	32,161	26,621
Receivable from the U.S. government (Note 2)	31,890	46,400
Other receivables (less allowance for doubtful accounts of $131 in 2026 and 2025)	4,246	6,127
Materials and supplies	16,647	16,406
Regulatory assets — current	27,597	39,396
Prepayments and other current assets	14,252	7,551
Contract assets (Note 2)	32,667	31,428
Total current assets	221,356	231,074

Other Assets
Unbilled revenue — receivable from the U.S. government (Note 2)	961	1,258
Receivable from the U.S. government (Note 2)	25,538	27,660
Contract assets (Note 2)	248	79
Operating lease right-of-use assets	7,244	6,093
Regulatory assets	28,037	30,073
Other	63,806	63,872
Total other assets	125,834	129,035

Total Assets	$2,734,140	$2,715,092

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	March 31, 2026	December 31, 2025
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 39,192,653 shares in 2026 and 39,082,470 shares in 2025	$433,238	$425,153
Retained earnings	630,607	620,428
Total common shareholders’ equity	1,063,845	1,045,581
Long-term debt	782,739	782,700
Total capitalization	1,846,584	1,828,281

Current Liabilities
Long-term debt — current	8,214	8,209
Accounts payable	79,406	86,021
Income taxes payable	11,718	1,169
Accrued other taxes	9,745	12,871
Accrued employee expenses	19,874	16,193
Accrued interest	11,499	9,545
Contract liabilities (Note 2)	11,618	11,735
Operating lease liabilities	2,260	2,062
Purchase power contract derivative at fair value (Note 5)	15,708	15,503
Other	11,555	11,304
Total current liabilities	181,597	174,612

Other Credits
Notes payable to banks	132,000	141,000
Advances for construction	81,656	77,976
Contributions in aid of construction – net	180,615	179,277
Deferred income taxes	195,288	194,121
Regulatory liabilities	55,542	60,205
Unamortized investment tax credits	856	873
Accrued pension and other postretirement benefits	36,807	36,557
Operating lease liabilities	5,342	4,406
Other	17,853	17,784
Total other credits	705,959	712,199

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,734,140	$2,715,092

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2026 AND 2025
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Operating Revenues
Water	$113,110	$102,003
Electric	18,657	15,002
Contracted services	37,424	31,008
Total operating revenues	169,191	148,013

Operating Expenses
Water purchased	21,360	16,308
Power purchased for pumping	3,297	3,149
Groundwater production assessment	5,527	5,679
Power purchased for resale	4,792	6,068
Supply cost balancing accounts	(318)	(1,716)
Other operation	11,268	10,490
Administrative and general	28,154	26,875
Depreciation and amortization	12,684	11,582
Maintenance	5,700	4,147
Property and other taxes	8,023	6,952
ASUS construction	17,333	12,933
Total operating expenses	117,820	102,467

Operating Income	51,371	45,546

Other Income and Expenses
Interest expense	(12,107)	(12,082)
Interest income	976	2,013
Other, net	(420)	(171)
Total other income and expenses, net	(11,551)	(10,240)

Income before income tax expense	39,820	35,306

Income tax expense	9,872	8,462

Net Income	$29,948	$26,844

Weighted Average Number of Common Shares Outstanding	39,111	38,253
Basic Earnings Per Common Share	$0.76	$0.70

Weighted Average Number of Diluted Shares	39,210	38,354
Fully Diluted Earnings Per Common Share	$0.76	$0.70

Dividends Paid Per Common Share	$0.5040	$0.4655

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2026
	Common Shares
	Number
	of		Retained
(in thousands)	Shares	Amount	Earnings	Total
Balances at December 31, 2025	39,082	$425,153	$620,428	$1,045,581
Add:
Net income			29,948	29,948
Issuance of Common Shares from an at-the-market program, net of issuance costs	84	6,185		6,185
Issuances of Common Shares under stock-based compensation plans	26	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,830		1,830
Dividend equivalent rights on stock-based awards not paid in cash		70		70
Deduct:
Dividends on Common Shares			19,699	19,699
Dividend equivalent rights on stock-based awards not paid in cash			70	70
Balances at March 31, 2026	39,192	$433,238	$630,607	$1,063,845

	Three Months Ended March 31, 2025
	Common Shares
	Number
	of		Retained
(in thousands)	Shares	Amount	Earnings	Total
Balances at December 31, 2024	38,151	$355,143	$564,908	$920,051
Add:
Net income			26,844	26,844
Issuance of Common Shares from an at-the-market program, net of issuance costs	335	25,648		25,648
Issuances of Common Shares under stock-based compensation plans	23	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,626		1,626
Dividend equivalent rights on stock-based awards not paid in cash		63		63
Deduct:
Dividends on Common Shares			17,762	17,762
Dividend equivalent rights on stock-based awards not paid in cash			63	63
Balances at March 31, 2025	38,509	$382,480	$573,927	$956,407
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash Flows From Operating Activities:
Net income	$29,948	$26,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,990	11,844
Provision for doubtful accounts	495	581
Deferred income taxes and investment tax credits	(720)	2,153
Stock-based compensation expense	2,953	2,723
(Gain) loss on investments held in a trust	1,272	586
Other — net	254	233
Changes in assets and liabilities:
Accounts receivable — customers	(1,915)	3,105
Unbilled receivable	(5,243)	(6,576)
Other receivables	1,881	2,626
Receivables from the U.S. government	16,632	5,186
Materials and supplies	(241)	(376)
Prepayments and other assets	(6,126)	(5,975)
Contract assets	(1,408)	(2,900)
Regulatory assets/liabilities	11,802	1,143
Accounts payable	(3,306)	(2,387)
Income taxes receivable/payable	10,549	6,310
Contract liabilities	(117)	2,085
Accrued pension and other postretirement benefits	(193)	434
Other liabilities	2,131	(2,578)
Net cash provided (used)	71,638	45,061

Cash Flows From Investing Activities:
Capital expenditures	(49,051)	(67,565)
Other investing activities	195	194
Net cash provided (used)	(48,856)	(67,371)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	6,230	25,715
Receipt of advances for and contributions in aid of construction	5,660	1,973
Refunds on advances for construction	(1,147)	(1,435)
Repayments of long-term debt	(124)	(119)
Proceeds from the issuance of long-term debt, net of issuance costs	—	49,807
Net changes in notes payable to banks	(9,000)	(40,000)
Dividends paid	(19,699)	(17,762)
Other financing activities	(1,371)	(1,301)
Net cash provided (used)	(19,451)	16,878
Net change in cash and cash equivalents	3,331	(5,432)
Cash and cash equivalents, beginning of period	18,824	26,661
Cash and cash equivalents, end of period	$22,155	$21,229

Non-cash transactions:
Accrued payables for investment in utility plant	$36,009	$31,099
Property installed by developers and conveyed	$1,806	$1,958

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2026	December 31, 2025
Utility Plant
Utility plant, at cost	$2,687,052	$2,648,213
Less - accumulated depreciation	(572,750)	(564,529)
Net utility plant	2,114,302	2,083,684

Other Property and Investments	54,425	55,829

Current Assets
Cash and cash equivalents	5,562	9,964
Accounts receivable — customers (less allowance for doubtful accounts of $3,288 in 2026 and $3,233 in 2025)	33,715	33,212
Unbilled receivable	22,073	20,607
Other receivables (less allowance for doubtful accounts of $131 in 2026 and 2025)	1,737	2,767
Receivable from affiliate	1,382	1,443
Income taxes receivable from Parent	—	2,555
Materials and supplies	9,213	9,127
Regulatory assets — current	13,754	23,211
Prepayments and other current assets	9,882	6,365
Total current assets	97,318	109,251

Other Assets
Operating lease right-of-use assets	7,031	5,856
Other	61,234	61,242
Total other assets	68,265	67,098

Total Assets	$2,334,310	$2,315,862

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	March 31, 2026	December 31, 2025
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 178.3836 shares in 2026 and 178.3836 in 2025	$480,430	$478,494
Retained earnings	457,163	455,243
Total common shareholder’s equity	937,593	933,737
Long-term debt	698,082	698,060
Total capitalization	1,635,675	1,631,797

Current Liabilities
Long-term debt — current	8,214	8,209
Accounts payable	63,166	67,426
Income taxes payable to Parent	5,425	—
Accrued other taxes	6,932	10,322
Accrued employee expenses	15,412	12,847
Accrued interest	10,109	7,738
Operating lease liabilities	2,163	1,967
Other	10,824	10,762
Total current liabilities	122,245	119,271

Other Credits
Notes payable to banks	22,000	13,000
Advances for construction	81,636	77,956
Contributions in aid of construction — net	180,615	179,277
Deferred income taxes	178,317	177,291
Regulatory liabilities	55,542	60,205
Unamortized investment tax credits	856	873
Accrued pension and other postretirement benefits	36,161	35,948
Operating lease liabilities	5,230	4,268
Other	16,033	15,976
Total other credits	576,390	564,794

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,334,310	$2,315,862

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2026 AND 2025
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating Revenues
Water	$113,110	$102,003
Total operating revenues	113,110	102,003

Operating Expenses
Water purchased	21,360	16,308
Power purchased for pumping	3,297	3,149
Groundwater production assessment	5,527	5,679
Supply cost balancing accounts	77	287
Other operation	7,144	6,675
Administrative and general	17,754	17,657
Depreciation and amortization	10,659	9,824
Maintenance	2,074	2,004
Property and other taxes	6,520	5,624
Total operating expenses	74,412	67,207

Operating Income	38,698	34,796

Other Income and Expenses
Interest expense	(9,392)	(9,328)
Interest income	478	1,272
Other, net	(537)	(320)
Total other income and expenses, net	(9,451)	(8,376)

Income before income tax expense	29,247	26,420

Income tax expense	7,564	6,514

Net Income	$21,683	$19,906

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER’S EQUITY
(Unaudited)

	Three Months Ended March 31, 2026
	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2025	178.3836	$478,494	$455,243	$933,737
Add:
Net income			21,683	21,683
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,873		1,873
Dividend equivalent rights on stock-based awards not paid in cash		63		63
Deduct:
Dividends on Common Shares			19,700	19,700
Dividend equivalent rights on stock-based awards not paid in cash			63	63
Balances at March 31, 2026	178.3836	$480,430	$457,163	$937,593

	Three Months Ended March 31, 2025
	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2024	173.7586	$413,797	$392,036	$805,833
Add:
Net income			19,906	19,906
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,634		1,634
Dividend equivalent rights on stock-based awards not paid in cash		57		57
Deduct:
Dividend equivalent rights on stock-based awards not paid in cash			57	57
Balances at March 31, 2025	173.7586	$415,488	$411,885	$827,373
The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash Flows From Operating Activities:
Net income	$21,683	$19,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,943	10,067
Provision for doubtful accounts	445	412
Deferred income taxes and investment tax credits	(459)	1,322
Stock-based compensation expense	2,852	2,604
(Gain) loss on investments held in a trust	1,272	586
Other — net	160	170
Changes in assets and liabilities:
Accounts receivable — customers	(948)	3,950
Unbilled receivable	(1,466)	996
Other receivables	1,030	532
Materials and supplies	(86)	96
Prepayments and other assets	(2,954)	(3,800)
Regulatory assets/liabilities	6,817	2,767
Accounts payable	(2,919)	(3,273)
Receivable/payable from/to affiliate	74	(765)
Income taxes receivable/payable from/to Parent	7,980	5,193
Accrued pension and other postretirement benefits	(230)	400
Other liabilities	991	(4,297)
Net cash provided (used)	45,185	36,866

Cash Flows From Investing Activities:
Capital expenditures	(42,244)	(57,858)
Other investing activities	195	182
Net cash provided (used)	(42,049)	(57,676)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	5,660	1,973
Refunds on advances for construction	(1,147)	(1,435)
Repayments of long-term debt	(124)	(119)
Net changes in notes payable to banks	9,000	19,000
Dividends paid	(19,700)	—
Other financing activities	(1,227)	(1,174)
Net cash provided (used)	(7,538)	18,245

Net change in cash and cash equivalents	(4,402)	(2,565)
Cash and cash equivalents, beginning of period	9,964	11,338
Cash and cash equivalents, end of period	$5,562	$8,773

Non-cash transactions:
Accrued payables for investment in utility plant	$34,970	$29,355
Property installed by developers and conveyed	$1,806	$1,958

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
The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The December 31, 2025 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of management, all adjustments consisting of normal, recurring items, and estimates necessary for a fair statement of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2025 filed with the SEC.
Related Party and Intercompany Transactions: GSWC, BVES and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC allocates certain corporate office administrative and general costs to its affiliates, BVES and ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to BVES of $1.1 million and $1.0 million during the three month periods ended March 31, 2026 and 2025, respectively. GSWC also allocated corporate office administrative and general costs to ASUS of approximately $1.7 million and $1.6 million during the three month periods ended March 31, 2026 and 2025, respectively.
When necessary, AWR will make capital contributions to its regulated utilities in order to maintain the CPUC-authorized capital structure.

Recent Accounting Pronouncements Not Yet Adopted:
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

For the three months ended March 31, 2026 and 2025, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Water:
Tariff-based revenues	$111,195	$100,331
CPUC-approved surcharges (cost-recovery activities)	414	805
Other	618	611
Water revenues from contracts with customers	112,227	101,747
M-WRAM under/(over)-collection (alternative revenue programs)	883	256
Total water revenues	113,110	102,003

Electric:
Tariff-based revenues	17,736	13,733
CPUC-approved surcharges (cost-recovery activities)	1,659	43
Electric revenues from contracts with customers	19,395	13,776
BRRBA under/(over)-collection (alternative revenue program)	(738)	1,226
Total electric revenues	18,657	15,002

Contracted services:
Water	23,178	16,612
Wastewater	14,246	14,396
Contracted services revenues from contracts with customers	37,424	31,008

Total AWR revenues	$169,191	$148,013

The opening and closing balances of the receivable from the U.S. government, contract assets, and contract liabilities from contracts with customers, which are related entirely to ASUS, are as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Unbilled receivables	$8,919	$5,048
Receivable from the U.S. government	$57,428	$74,060
Contract assets	$32,915	$31,507
Contract liabilities	$11,618	$11,735
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
Contract Liabilities - Contract liabilities are liabilities of ASUS and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue. Contracted services revenues recognized during the three months ended March 31, 2026, which were included in contract liabilities at the beginning of the period were $6.2 million. Contracted services revenues recognized during the three months ended March 31, 2026 from performance obligations satisfied in previous periods were not material.
As of March 31, 2026, AWR’s aggregate remaining performance obligations, which are entirely from the contracted services segment, were $4.2 billion. ASUS expects to recognize revenue on these remaining performance obligations over the remaining term of each of the contracts, which range from 13 to 48 years. Each of the 50-year contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its contract term for convenience of the U.S. government. The 50-year contracts provide that, in such an event, the U.S. government would be entitled to repurchase the utility systems, and ASUS would be entitled to recover any unrecovered investments under the contracts’ termination and other provisions at the time of termination.

Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVES record regulatory assets, which represent probable future recovery of incurred costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At March 31, 2026, GSWC and BVES had $0.1 million of net regulatory assets on the balance sheets, which included $122.5 million of regulatory assets net of $122.4 million of regulatory liabilities. As authorized by the CPUC, the majority of the regulatory assets and liabilities accrue interest at the current 90-day commercial-paper rate. There are $44.7 million of regulatory assets not accruing a carrying cost, which included $25.8 million related to flowed-through deferred income taxes including the gross-up portion on the deferred tax resulting from the excess deferred income tax regulatory liability, and $15.7 million related to memorandum accounts authorized by the CPUC to track unrealized gains and losses on BVES’s purchase power contracts over the term of the contracts. The remaining $3.2 million relates to other regulatory assets that do not provide for a carrying cost. Furthermore, there are $118.3 million of regulatory liabilities not incurring interest that consisted of $66.9 million related to excess deferred income taxes arising from the lower federal income tax rate under the Tax Cuts and Jobs Act enacted in December 2017 that are being refunded to customers, $41.0 million related to the net over funded positions in Registrant’s pension and other retirement obligations (not including the two-way pension balancing accounts, which accrues interest), and $10.4 million related to the PFAS contamination litigation proceeds memorandum account that also does not accrue interest.
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
Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
GSWC
2022/2023 general rate case memorandum accounts (unbilled revenue)	$18,814	$22,107
Flowed-through deferred income taxes, net	22,286	20,932
Low income rate assistance balancing accounts	11,502	10,582
Other regulatory assets	23,370	28,405
Excess deferred income taxes	(63,152)	(63,223)
Pensions and other post-retirement obligations	(43,984)	(43,479)
Per- and Polyfluoroalkyl Substances (“PFAS”) Contamination Litigation Proceeds Memorandum Account	(10,406)	(10,987)
Other regulatory liabilities	(218)	(1,331)
Total GSWC	$(41,788)	$(36,994)
BVES
Derivative instrument memorandum account (Note 5)	$15,708	$15,503
2023/2024 general rate case memorandum accounts (unbilled revenue)	7,237	8,221
Wildfire mitigation and other fire prevention related costs memorandum accounts	9,877	11,336
Other regulatory assets	13,682	15,213
Other regulatory liabilities	(4,624)	(4,015)
Total BVES	$41,880	$46,258

Total AWR	$92	$9,264
Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2025 filed with the SEC. There were no significant changes during the three months ended March 31, 2026 except for routine and recurring activity including the recovery of regulatory assets through surcharges currently in place.

PFAS Contamination Litigation Proceeds Memorandum Account:
GSWC has been a plaintiff in various class action lawsuits related to PFAS contamination affecting public water systems. A class settlement agreement among Tyco Fire Products LP (“Tyco”) and the class of eligible public water systems was entered into on April 12, 2024 that resolved any claims for PFAS contamination with Tyco. The class settlement agreement between the parties was approved by an order issued by the Federal District Court of South Carolina on November 22, 2024. As a result of the settlement, GSWC was notified on April 8, 2026 that it will receive from Tyco $2.2 million, net of legal fees.
Settlement proceeds received by GSWC have been and may be used for future capital investments or operations and maintenance expenses related to PFAS water contamination to its water systems or any PFAS related litigation against its water systems, which benefit GSWC’s customers. The CPUC has authorized GSWC to track in a memorandum account the settlement payments received by GSWC from lawsuits related to PFAS contamination in its water systems, which include the proceeds received for participation in class action lawsuits. The amounts in the memorandum account have been recorded as a regulatory liability and have been used, and will continue to be used in the future, to offset the incremental investments in replacement and treatment of property, as well as operations and maintenance expenses and other direct expenses related to PFAS contamination.
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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate basic EPS:

Basic:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Net income	$29,948	$26,844
Less: impact from participating securities	87	81
Total income available to common shareholders	$29,861	$26,763

Weighted average Common Shares outstanding, basic	39,111	38,253

Basic earnings per Common Share	$0.76	$0.70
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

Diluted:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Common shareholders earnings, basic	$29,861	$26,763
Undistributed earnings for dilutive restricted stock units	30	27
Total common shareholders earnings, diluted	$29,891	$26,790

Weighted average Common Shares outstanding, basic	39,111	38,253
Stock-based compensation (1)	99	101
Weighted average Common Shares outstanding, diluted	39,210	38,354

Diluted earnings per Common Share	$0.76	$0.70
(1)     In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in calculating diluted EPS, 155,400 and 153,583 restricted stock units, including performance awards to officers of the Company at March 31, 2026 and 2025, respectively, were deemed to be outstanding and included in the calculation of diluted EPS.

On February 27, 2024, AWR entered into an Equity Distribution Agreement with third-party sales agents, under which AWR may offer and sell its Common Shares, from time to time at its sole discretion, through an at-the-market (“ATM”) offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. AWR has used the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and equity contributions to its subsidiaries. During the three months ended March 31, 2026 and 2025, AWR sold 84,237 and 334,548 Common Shares, respectively, through the ATM offering program and raised proceeds of $6.3 million, net of $0.1 million in commissions paid, and $25.8 million, net of $0.4 million in commissions paid, respectively. AWR also incurred $0.1 million of other expenses for each of the three months ended March 31, 2026 and 2025, which was primarily legal and other costs. As of March 31, 2026, approximately $34.3 million remains available for sale under the ATM offering program.
During the three months ended March 31, 2026 and 2025, AWR also issued 25,946 and 23,014 Common Shares related to restricted stock units, respectively, pursuant to stock-based compensation plans.
During the three months ended March 31, 2026 and 2025, AWR paid $1.4 million and $1.3 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. During the three months ended March 31, 2026 and 2025, GSWC paid $1.2 million in each period to taxing authorities on employees’ behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended March 31, 2026 and 2025, AWR paid quarterly dividends to shareholders of approximately $19.7 million, or $0.5040 per share, and $17.8 million, or $0.4655 per share, respectively. During the three months ended March 31, 2026 , GSWC paid dividends of $19.7 million to AWR. GSWC did not pay a dividend to AWR during the three months ended March 31, 2025.
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
The CPUC authorized the use of regulatory asset and liability memorandum accounts to offset the mark-to-market entries required by the accounting guidance. Accordingly, all unrealized gains and losses generated from derivative instruments in the purchase power contracts are deferred on a monthly basis into a non-interest-bearing regulatory memorandum account that tracks the changes in fair value of the derivatives throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of March 31, 2026, the fair value of the derivative liability was $15.7 million for the power purchase contracts, with a corresponding regulatory asset recorded in the derivative instrument memorandum account as a result of overall fixed prices under BVES’s purchase power contract being higher than future energy prices. The notional volume of obligations remaining under these long-term contracts as of March 31, 2026 was 760,412 megawatt hours.
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

The change in fair value was due to changes in forward market energy prices as of March 31, 2026 and 2025. The following table presents changes in the fair value of the Level 3 derivatives for the three months ended March 31, 2026 and 2025:

	For The Three Months Ended March 31,
(dollars in thousands)	2026	2025
Fair value at beginning of the period	$(15,503)	$(8,823)
Unrealized (losses) gains on purchase power contracts	(205)	(4,271)
Fair value at end of the period	$(15,708)	$(13,094)
Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan (“SERP”) are measured at fair value and totaled $47.1 million as of March 31, 2026 and $48.4 million as of December 31, 2025. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in “Other Property and Investments” on Registrant’s balance sheets.
The table below estimates the fair value of long-term debt held by AWR and GSWC, respectively. The fair values as of March 31, 2026 and December 31, 2025 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. Changes in the assumptions will produce different results.

	March 31, 2026		December 31, 2025
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—AWR (1)	$794,185	$776,792	$794,310	$790,820

	March 31, 2026		December 31, 2025
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (2)	$709,185	$690,889	$709,310	$703,319

__________________
(1) Excludes debt issuance costs of approximately $3.2 million and $3.4 million as of March 31, 2026 and December 31, 2025, respectively.
(2) Excludes debt issuance costs of approximately $2.9 million and $3.0 million as of March 31, 2026 and December 31, 2025, respectively.
Note 7 — Income Taxes
AWR’s effective income tax rate (“ETR”) was 24.8% and 24.0% for the three months ended March 31, 2026 and 2025, respectively. GSWC’s ETR was 25.9% and 24.7% for the three months ended March 31, 2026 and 2025, respectively.
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

Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan and SERP for the three months ended March 31, 2026 and 2025 were as follows:

	For The Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2026	2025	2026	2025	2026	2025
Components of Net Periodic Benefits Cost:
Service cost	$752	$774	$27	$27	$202	$181
Interest cost	2,713	2,706	19	24	506	485
Expected return on plan assets	(3,554)	(3,183)	(179)	(161)	—	—
Amortization of prior service cost	109	108	—	—	—	—
Amortization of actuarial (gain) loss	(481)	—	(71)	(291)	—	—
Net periodic benefits costs under accounting standards	$(461)	$405	$(204)	$(401)	$708	$666

Registrant's contribution to its pension plan in 2026 is not expected to be significant given its current funded status. Registrant’s policy is to fund the plans annually at a level which is deductible for income tax purposes and is consistent with amounts recovered in customer rates while also complying with ERISA’s funding requirements.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC and BVES each utilize two-way balancing accounts to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded in accordance with the accounting guidance for pension costs. During the three months ended March 31, 2026 and 2025, GSWC’s actual pension expense was lower than the amounts included in water customer rates by $0.9 million and $0.3 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, GSWC has a $3.0 million over-collection in its two-way balancing account, which is included as part of regulatory liabilities (Note 3).
BVES’s actual expense was lower than the amounts included in electric customer rates for all periods presented. As a result of receiving a final decision in its electric general rate case in the fourth quarter of 2024, BVES’s actual pension expense is nearly aligned with the amounts included in electric rates, resulting in an insignificant balance in their pension balancing account as of March 31, 2026.
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
As of March 31, 2026, the total amount spent to clean-up and remediate the plant site, since inception of the remediation period, amounted to approximately $7.0 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of March 31, 2026, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the clean-up at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC as approved historically.
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

	For The Three Months Ended March 31, 2026
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$113,110	$18,657	$37,424	$169,191	$—	$169,191
Less:
Supply costs	30,261	4,397	—	34,658	—	34,658
Other operation	7,144	1,341	2,783	11,268	—	11,268
Administrative and general	17,754	3,666	6,732	28,152	2	28,154
Depreciation and amortization expense (1)	10,659	1,066	959	12,684	—	12,684
Maintenance	2,074	2,250	1,376	5,700	—	5,700
Property and other taxes	6,520	822	681	8,023	—	8,023
ASUS construction expense	—	—	17,333	17,333	—	17,333
Segment operating income (loss)	38,698	5,115	7,560	51,373	(2)	51,371

Interest expense	(9,392)	(1,253)	(71)	(10,716)	(1,391)	(12,107)
Interest income	478	290	200	968	8	976
Gain (loss) on investments held in a trust	(1,272)	—	—	(1,272)	—	(1,272)
Income tax expense (benefit)	7,564	884	1,889	10,337	(465)	9,872
Other segment items income (expense) (2)	735	45	15	795	57	852
Segment net income (loss)	$21,683	$3,313	$5,815	$30,811	$(863)	$29,948

	For The Three Months Ended March 31, 2026
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$42,244	$4,932	$1,875	$49,051	$—	$49,051

	For The Three Months Ended March 31, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$102,003	$15,002	$31,008	$148,013	$—	$148,013
Less:
Supply costs	25,423	4,065	—	29,488	—	29,488
Other operation	6,675	1,241	2,574	10,490	—	10,490
Administrative and general	17,657	3,098	6,119	26,874	1	26,875
Depreciation and amortization expense (1)	9,824	885	873	11,582	—	11,582
Maintenance	2,004	911	1,232	4,147	—	4,147
Property and other taxes	5,624	686	642	6,952	—	6,952
ASUS construction expense	—	—	12,933	12,933	—	12,933
Segment operating income (loss)	34,796	4,116	6,635	45,547	(1)	45,546

Interest expense	(9,328)	(1,136)	(313)	(10,777)	(1,305)	(12,082)
Interest income	1,272	524	199	1,995	18	2,013
Gain (loss) on investments held in a trust	(586)	—	—	(586)	—	(586)
Income tax expense (benefit)	6,514	1,047	1,377	8,938	(476)	8,462
Other segment items income (expense) (2)	266	169	(20)	415	—	415
Segment net income (loss)	$19,906	$2,626	$5,124	$27,656	$(812)	$26,844

	For The Three Months Ended March 31, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$57,858	$7,853	$1,854	$67,565	$—	$67,565
(1)   Depreciation computed on regulated utilities’ transportation equipment is recorded in other operating expenses and totaled $0.3 million for each of the three months ended March 31, 2026 and 2025.
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

The following tables reconcile segment net property, plant and equipment to total consolidated assets (in thousands):

	As of March 31, 2026
				Total
			Contracted	Reportable	AWR	Less	Consolidated
	Water	Electric	Services	Segments	Parent	Eliminations	AWR
Total net property, plant and equipment (4)	$2,114,302	$194,252	$21,139	$2,329,693	$—	$—	$2,329,693
Other assets	220,008	58,765	123,628	402,401	1,180,569	(1,178,523)	404,447
Total consolidated assets	$2,334,310	$253,017	$144,767	$2,732,094	$1,180,569	$(1,178,523)	$2,734,140

	As of December 31, 2025
				Total
			Contracted	Reportable	AWR	Less	Consolidated
	Water	Electric	Services	Segments	Parent	Eliminations	AWR
Total net property, plant and equipment (4)	$2,083,684	$192,416	$20,219	$2,296,319	$—	$—	$2,296,319
Other assets	232,178	61,928	126,437	420,543	1,176,760	(1,178,530)	418,773
Total consolidated assets	$2,315,862	$254,344	$146,656	$2,716,862	$1,176,760	$(1,178,530)	$2,715,092
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
AWR uses earnings per share by business segment and AWR (parent) as an important measure in evaluating its operating results and believes it provides investors with clarity surrounding the performance of its business segments and the parent company. AWR reviews this measurement regularly and compares it to historical periods and to its operating budget. A reconciliation to AWR’s consolidated diluted earnings per share prepared in accordance with GAAP is included in the discussion under the section titled “Summary of First Quarter Results by Segment.”
Overview
Factors affecting our financial performance are summarized under “Risk Factors” in our Form 10-K for the period ended December 31, 2025 filed with the SEC.
Although Registrant operates solely in the U.S., geopolitical developments abroad, such as the ongoing U.S. military operation in Iran, could indirectly affect our business through volatility in commodity prices, inflationary pressures, supply chain and operating cost impacts, and potential disruptions in banking systems and capital markets. Management is actively engaged with vendors and business partners to monitor and mitigate financial risks of global uncertainties; however, the scope and duration of any impacts remain uncertain. As of the date of this filing, geopolitical developments during the first quarter of 2026 have not had a material impact on the Company.
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
General Rate Case Filings:
Water General Rate Case for the Years 2025–2027
On January 30, 2025, the CPUC issued a final decision in GSWC’s general rate case application for all its water regions and the general office, which determines new water rates for the years 2025 - 2027. Among other things, the approved settlement authorizes GSWC to invest approximately $573.1 million in capital infrastructure over the three-year capital cycle. The $573.1 million of infrastructure investment includes $17.7 million of advice letter capital investments to be filed for revenue recovery during the second and third year attrition increases when those projects are completed. In addition, the approved settlement agreement includes $58.2 million of advice letter capital investments, that began construction in 2023, to be filed for revenue recovery during the second and third year attrition increases when those projects are completed. All of the advice letter projects were allowed to accrue in a memorandum account (i) interest during the construction period at GSWC’s adopted cost of debt until the assets are in service, and (ii) the full rate of return that includes a debt and equity component and all applicable components of the revenue requirement for the projects from the period the assets are in service until the date of the attrition filings.

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
The new 2026 rates have been reflected in GSWC’s earnings for the three months ended March 31, 2026 resulting in an increase in recorded revenues of $11.1 million largely from the second-year rates and advice letter filings, and an increase in recorded water supply costs of $4.8 million, which combined is an increase of $6.3 million, compared to the same period in 2025. As a result of the discontinuation of the WRAM and MCBA effective January 1, 2025, GSWC’s earnings have been and will continue to be subject to volatility as a result of fluctuations in consumption and/or changes in water supply source mix compared to adopted levels.
Electric General Rate Cases:
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
The final decision provides for an increase in adopted operating revenues of $3.3 million in 2026. In addition, the advice letter projects of at least $23.1 million are expected to generate additional annual operating revenues of approximately $3 million when the respective projects are completed, placed in service, and filed for recovery in customer rates. These projects also accrued AFUDC during construction that further increases the revenue requirement. In 2025, BVES implemented new base rates to recover the revenue requirement associated with $23.8 million (including AFUDC) of capital projects approved for recovery through advice letters that were completed and placed in service.
General Rate Case for the Years 2027–2030
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
Early in 2026, the U.S. government experienced partial shutdowns affecting mainly the Department of Homeland Security and other federal departments. Amid the recent U.S. government shutdown, the subsidiaries of ASUS have not experienced and are not expected to experience any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an “excepted service.” Management expects that any future impact on ASUS and its operations through its subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of economic price adjustments (“EPAs”) and/or requests for equitable adjustments (“REAs”), (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, (d) the timing of construction work associated with delays in receiving construction permits from furloughs at government agencies, and/or (e) delays in solicitation for and/or awarding of new contracts under the Department of Defense contracting programs. In the event the U.S. government shutdown extends for an unprecedented and much longer period, ASUS’s liquidity and earnings could be impacted.

Summary of First Quarter Results by Segment
The table below sets forth a comparison of the first quarter of 2026 diluted earnings per share contribution reported by business segment and for the parent company with amounts reported during the same period in 2025.
:

	Diluted Earnings per Share
	Three Months Ended
	3/31/2026	3/31/2025	CHANGE
Water	$0.55	$0.52	$0.03
Electric	0.08	0.07	0.01
Contracted services	0.15	0.13	0.02
AWR (parent)	(0.02)	(0.02)	—
Consolidated diluted earnings per share, as recorded (GAAP)	$0.76	$0.70	$0.06
For the three months ended March 31, 2026, AWR’s recorded consolidated diluted earnings were $0.76 per share, as compared to $0.70 per share for the same period in 2025, an increase of $0.06 per share or 8.6%, primarily generated from higher earnings at the water and electric utility segments resulting from the implementation of new customer rate increases approved by the CPUC, and higher construction activities that resulted in higher earnings at the contracted services segment. AWR’s consolidated diluted earnings for the first quarter of 2026 were negatively impacted by $0.02 per share from the higher number of dilutive shares in the first quarter of 2026 compared to the same period 2025 due to the continued dilutive effects from the issuance of equity under AWR’s at-the-market (“ATM”) offering program.
The following is a computation and reconciliation of diluted earnings per share from the measure of net income (loss) by business segment and for the parent company as disclosed in Note 10 to the Unaudited Consolidated Financial Statements to AWR’s consolidated fully diluted earnings per common share (as recorded), for the three months ended March 31, 2026 and 2025:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	Q1 2026	Q1 2025	Q1 2026	Q1 2025	Q1 2026	Q1 2025	Q1 2026	Q1 2025	Q1 2026	Q1 2025
Net income (loss)	$21,683	$19,906	$3,313	$2,626	$5,815	$5,124	$(863)	$(812)	$29,948	$26,844
Weighted Average Number of Diluted Shares	39,210	38,354	39,210	38,354	39,210	38,354	39,210	38,354	39,210	38,354
Diluted earnings (loss) per share	$0.55	$0.52	$0.08	$0.07	$0.15	$0.13	$(0.02)	$(0.02)	$0.76	$0.70
Water Segment:
For the three months ended March 31, 2026, recorded diluted earnings from the water utility segment were $0.55 per share, as compared to $0.52 per share for the same period in 2025, an increase of $0.03 per share. The discussion below presents the major variances in earnings for the two periods.
•An increase in water operating revenues of $11.1 million was largely as a result of the CPUC-authorized second-year rate increases and additional revenues for capital projects approved in advice letter filings, both of which were effective January 1, 2026. Water consumption for the three months ended March 31, 2026 was consistent with the same period in 2025 and adopted levels. However, as a result of transitioning from a full revenue decoupling mechanism to the M-WRAM effective January 1, 2025, GSWC’s revenues and earnings will continue to be subject to future volatility from significant fluctuations in customer consumption.
•An increase in water supply costs of $4.8 million, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. The increase in water supply costs compared to the same period in 2025 is largely because of (i) an overall increase in the per-unit purchased water costs that are covered in current rates resulting in no impact to net earnings, and (ii) an increase in purchased water volume compared to the same period in 2025 resulting from certain wells being temporarily offline in a few customer service areas. As a result, GSWC’s earnings for the three months ended March 31, 2026 were impacted by an actual water supply source mix that included more purchased water than in the same period of 2025. Due to transitioning from a full cost balancing account for water supply to the ICBA effective January 1, 2025, GSWC’s earnings have been and will be subject to future volatility from favorable and unfavorable changes in the water supply source mix compared to the adopted mix incorporated in the revenue requirement.
•An overall increase in operating expenses of $2.4 million (excluding supply costs) due primarily to increases in (i) overall labor costs and other employee-related benefits, (ii) overall operation-related costs including lab fees for water quality testing and conservation spending, (iii) depreciation and amortization expenses, which are impacted by increasing capital additions placed in service and are reflected and recovered in customer rates, and (iv) property and other non-income taxes.
•An overall increase in interest expense (net of interest income) of $0.9 million resulting largely from (i) the impact of capitalizing debt costs related to certain advice letter projects approved by the CPUC in the latest general rate case effective January 1, 2025, as previously discussed, that was recorded in 2025 with no similar item in 2026, and (ii) a decrease in interest income earned on regulatory assets due to decreasing regulatory balances as GSWC recovers the amounts through surcharges; partially offset by decreases in overall borrowing levels and average interest rates. The advice letter projects discussed are now included in adopted rate base and are part of the rate increases effective January 1, 2026.
•An overall increase in other expense (net of other income) of $0.2 million due largely to losses totaling $1.3 million generated on investments held to fund one of the company’s retirement plans during the three months ended March 31, 2026, as compared to losses on investments of $0.6 million recorded during the same period in 2025 due to financial market conditions; partially offset by a decrease in the non-service cost components related to GSWC’s benefit plans resulting from changes in actuarial assumptions. However, as a result of GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefits costs related to the pension plan have no material impact to earnings.
•Changes in certain flowed-through income taxes and permanent items included in GSWC’s income tax expense for the three months ended March 31, 2026 as compared to the same period in 2025 unfavorably impacted the water segment’s earnings. As a regulated utility, GSWC treats certain temporary differences as being flowed-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Changes in the magnitude of flowed-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
•A decrease in earnings of approximately $0.01 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program beginning in February 2024. Under the ATM offering program, AWR may offer and sell its Common Shares, with an aggregate gross offering price of up to $200 million, from time to time at its sole discretion, with $34.3 million currently remaining available for sale. Through March 31, 2026, AWR has sold 2,133,225 Common Shares through this ATM offering program.
Electric Segment:
Diluted earnings from the electric utility segment increased $0.01 per share for the first quarter of 2026 as compared to the same period in 2025 largely resulting from an increase of $3.7 million in electric revenues due to the CPUC-authorized fourth-year rate increases in 2026 and additional revenues approved after the first quarter of 2025 to recover the cost plus AFUDC of certain advice letter capital projects, partially offset by an increase in electric supply costs of $0.3 million, which combined is an increase of approximately $3.4 million compared to the same period in 2025.
The net increase discussed above was partially offset by (i) an overall increase in operating expenses of $2.3 million, mostly from operation and maintenance-related activities, and (ii) an increase in interest expense (net of interest and other income) of $0.5 million compared to the same period in 2025 due to a decrease in AFUDC related to certain advice letter projects approved by the CPUC in the latest general rate case, as previously discussed, that was recorded in 2025 with no similar level of AFUDC recorded in 2026, lower interest income earned on regulatory assets, and an increase in interest expense from higher average borrowing levels. The advice letter projects discussed are now included in adopted rate base and are part of the increase in 2026 revenues.
Contracted Services Segment:
Diluted earnings from the contracted services segment increased $0.02 per share for the first quarter of 2026 when compared to the same period in 2025 largely resulting from (i) an increase in construction activities, (ii) an increase in management fee revenues resulting from the resolution of various economic price adjustments, and (iii) a decrease in interest expense (net of interest income) due to lower average borrowing levels and average interest rates. These favorable variances were partially offset by an increase in overall operating expenses (excluding construction expenses). The contracted services segment is expected to contribute $0.63 to $0.67 per share for the full year of 2026.

Consolidated Results of Operations — Three Months Ended March 31, 2026 and 2025 (amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$113,110	$102,003	$11,107	10.9%
Electric	18,657	15,002	3,655	24.4%
Contracted services	37,424	31,008	6,416	20.7%
Total operating revenues	169,191	148,013	21,178	14.3%

OPERATING EXPENSES
Water purchased	21,360	16,308	5,052	31.0%
Power purchased for pumping	3,297	3,149	148	4.7%
Groundwater production assessment	5,527	5,679	(152)	(2.7)%
Power purchased for resale	4,792	6,068	(1,276)	(21.0)%
Supply cost balancing accounts	(318)	(1,716)	1,398	(81.5)%
Other operation	11,268	10,490	778	7.4%
Administrative and general	28,154	26,875	1,279	4.8%
Depreciation and amortization	12,684	11,582	1,102	9.5%
Maintenance	5,700	4,147	1,553	37.4%
Property and other taxes	8,023	6,952	1,071	15.4%
ASUS construction	17,333	12,933	4,400	34.0%
Total operating expenses	117,820	102,467	15,353	15.0%

OPERATING INCOME	51,371	45,546	5,825	12.8%

OTHER INCOME AND EXPENSES
Interest expense	(12,107)	(12,082)	(25)	0.2%
Interest income	976	2,013	(1,037)	(51.5)%
Other, net	(420)	(171)	(249)	145.6%
Total other income (expenses), net	(11,551)	(10,240)	(1,311)	12.8%

INCOME BEFORE INCOME TAX EXPENSE	39,820	35,306	4,514	12.8%

Income tax expense	9,872	8,462	1,410	16.7%

NET INCOME	$29,948	$26,844	$3,104	11.6%

Basic earnings per Common Share	$0.76	$0.70	$0.06	8.6%

Fully diluted earnings per Common Share	$0.76	$0.70	$0.06	8.6%

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
Water
For the three months ended March 31, 2026, revenues from water operations increased by $11.1 million to $113.1 million as compared to the same period in 2025. The increase in water revenues during the first quarter of 2026 is primarily a result of the CPUC-approved second-year rate increases effective January 1, 2026 and, as previously discussed, additional revenues approved to recover the advice letter capital projects that were added to adopted rate base for inclusion in the revenue requirement effective January 1, 2026.
Water consumption for the three months ended March 31, 2026 was consistent with the same period in 2025 and adopted levels. Prior to 2025, changes in consumption had not had a significant impact on recorded revenues due to the CPUC-approved full revenue decoupling mechanism, known as the WRAM, which adjusted volumetric revenues to adopted levels authorized by the CPUC. As previously discussed, the final decision in the latest general rate case rejected GSWC’s request for the continuation of the WRAM, and instead ordered GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”). Without having a full revenue decoupling mechanism, GSWC’s revenues and earnings will be subject to future volatility as a result of significant fluctuations in customer consumption compared to adopted levels.
Electric
Electric revenues for the three months ended March 31, 2026 increased by $3.7 million to $18.7 million largely resulting from an increase in revenues from fourth-year electric rate increases implemented in 2026 as compared to the same period of 2025, and an increase in additional revenues from the approval of certain advice letter projects that were implemented after the first quarter of 2025.
Electric usage for the first quarter of 2026 was 5.0% lower than the same period in 2025. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in electric usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining water and/or wastewater systems at various military bases.  For the three months ended March 31, 2026, revenues from contracted services increased by $6.4 million to $37.4 million as compared to $31.0 million for the same period in 2025. The increase was primarily due to an increase in construction activities and an increase in management fees from economic price adjustments.
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

Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest portion of total consolidated operating expenses. Supply costs accounted for 29.4% and 28.8% of total operating expenses for the three months ended March 31, 2026 and 2025, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers.
Prior to 2025, GSWC was able to track in the CPUC-approved MCBA the differences in adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes. GSWC recorded the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses as a regulatory asset or liability. GSWC recovered from, or refunded to, customers the amount of such variances. Without the MCBA mechanism in place there may be volatility to Registrant’s earnings as a result of changes in water supply source mix. The MCBA has been replaced with an incremental supply cost balancing account that will not include the impact from changes in water supply source mix compared to the adopted mix incorporated in the revenue requirement, but allows GSWC to track differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs. As of March 31, 2026, the balances recorded in the ICBA were not significant.
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the three months ended March 31, 2026 and 2025, water supply costs consisted of the following amounts (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ CHANGE	% CHANGE
Water purchased	$21,360	$16,308	$5,052	31.0%
Power purchased for pumping	3,297	3,149	148	4.7%
Groundwater production assessment	5,527	5,679	(152)	(2.7)%
Water supply cost balancing accounts *	77	287	(210)	(73.2)%
Total water supply costs	$30,261	$25,423	$4,838	19.0%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(0.3) million and $(1.7) million for the three months ended March 31, 2026 and 2025, respectively.
Water purchased costs for the first quarter of 2026 increased to $21.4 million as compared to $16.3 million for the same period in 2025 due primarily to higher wholesale water prices when compared to the same period in 2025 that are being recovered in current rates, and higher purchased water volume compared to the same period in 2025 resulting from certain wells being temporarily offline in a few customer service areas.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the three months ended March 31, 2026 and 2025, electric supply costs consisted of the following amounts (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ CHANGE	% CHANGE
Power purchased for resale	$4,792	$6,068	$(1,276)	(21.0)%
Electric supply cost balancing account *	(395)	(2,003)	1,608	(80.3)%
Total electric supply costs	$4,397	$4,065	$332	8.2%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(0.3) million and $(1.7) million for the three months ended March 31, 2026 and 2025, respectively.
For the three months ended March 31, 2026, the cost of power purchased for resale to BVES’s electric customers decreased by $1.3 million to $4.8 million as compared to $6.1 million during the same period in 2025 due to lower customer usage, partially offset by higher overall average prices per megawatt-hour that include all fixed costs. The change in the electric supply cost balancing account in 2026 when compared to 2025 is also due to increases in energy prices.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the three months ended March 31, 2026 and 2025, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ CHANGE	% CHANGE
Water Services	$7,144	$6,675	$469	7.0%
Electric Services	1,341	1,241	100	8.1%
Contracted Services	2,783	2,574	209	8.1%
Total other operation	$11,268	$10,490	$778	7.4%
The increase in other operation expenses at the water segment was primarily due to higher operation-related labor costs and increases in lab fees for water quality testing and water conservation spending.
The increase in other operation expenses at the electric segment was primarily due to higher operation-related outside service costs.
The increase at the contracted services segment was due to higher labor costs.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended March 31, 2026 and 2025, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ CHANGE	% CHANGE
Water Services	$17,754	$17,657	$97	0.5%
Electric Services	3,666	3,098	568	18.3%
Contracted Services	6,732	6,119	613	10.0%
AWR (parent)	2	1	1	100.0%
Total administrative and general	$28,154	$26,875	$1,279	4.8%
Administrative and general expenses increased at the electric segment due primarily to an increase of $0.7 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts, partially offset by lower outside-service costs. Increases in revenues from billed surcharges have a corresponding and offsetting increase in administrative and general expenses, resulting in no impact to earnings.
Administrative and general expenses increased at the contracted services segment due to higher labor costs, employee-related benefits, and legal costs.
Depreciation and Amortization
For the three months ended March 31, 2026 and 2025, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ CHANGE	% CHANGE
Water Services	$10,659	$9,824	$835	8.5%
Electric Services	1,066	885	181	20.5%
Contracted Services	959	873	86	9.9%
Total depreciation and amortization	$12,684	$11,582	$1,102	9.5%
The overall increase in depreciation and amortization expense resulted primarily from capital additions to utility plant and other fixed assets placed in service.

Maintenance
For the three months ended March 31, 2026 and 2025, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ CHANGE	% CHANGE
Water Services	$2,074	$2,004	$70	3.5%
Electric Services	2,250	911	1,339	147.0%
Contracted Services	1,376	1,232	144	11.7%
Total maintenance	$5,700	$4,147	$1,553	37.4%
Maintenance expense increased at the electric services segment due largely to $1.0 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts, and higher maintenance activities compared to same period in 2025. Increases in revenues from billed surcharges have a corresponding and offsetting increase in maintenance expenses, resulting in no impact to earnings.
Maintenance expense increased at the contracted services segment due to higher overall maintenance activities compared to the same period in 2025.
Property and Other Taxes
For the three months ended March 31, 2026 and 2025, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ CHANGE	% CHANGE
Water Services	$6,520	$5,624	$896	15.9%
Electric Services	822	686	136	19.8%
Contracted Services	681	642	39	6.1%
Total property and other taxes	$8,023	$6,952	$1,071	15.4%
Property and other taxes increased at both the water and electric segments were due mainly to higher property taxes from capital additions.
ASUS Construction
For the three months ended March 31, 2026, construction expenses for contracted services were $17.3 million, an increase of $4.4 million compared to the same period in 2025, primarily resulting from an increase in new construction activities as compared to the same period of 2025.
Interest Expense
For the three months ended March 31, 2026 and 2025, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ CHANGE	% CHANGE
Water Services	$9,392	$9,328	$64	0.7%
Electric Services	1,253	1,136	117	10.3%
Contracted Services	71	313	(242)	(77.3)%
AWR (parent)	1,391	1,305	86	6.6%
Total interest expense	$12,107	$12,082	$25	0.2%
AWR’s borrowings consist of revolving credit facilities, while GSWC and BVES borrowings consist of revolving credit facilities and long-term debt issuances. Interest expense at the water segment increased as compared to the same period in 2025 due primarily to the impact of capitalizing debt costs in 2025 related to certain advice letter projects approved in the latest water general rate case, with no similar item in 2026; partially offset by decreases in overall borrowing levels and average interest rates. Interest expense at the electric services segment increased as compared to the same period in 2025 resulting primarily from overall higher average borrowing levels. The interest expense at the contracted services segment decreased as compared to the same period in 2025 resulting primarily from lower average borrowing levels and lower interest rates. The overall combined average interest rates were 5.04% and 5.14% for the three months ended March 31, 2026 and 2025, respectively.

Interest Income
For the three months ended March 31, 2026 and 2025, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ CHANGE	% CHANGE
Water Services	$478	$1,272	$(794)	(62.4)%
Electric Services	290	524	(234)	(44.7)%
Contracted Services	200	199	1	0.5%
AWR (parent)	8	18	(10)	(55.6)%
Total interest income	$976	$2,013	$(1,037)	(51.5)%
For the three months ended March 31, 2026, interest income decreased at both the water and electric segments when compared to the same period in 2025 largely due to decreases in interest income earned on regulatory assets. Regulatory asset balances will decrease as surcharges are approved and implemented. As a result of receiving final CPUC decisions in early 2025 for both the water and electric general rate cases, surcharges were implemented during 2025 to recover balances previously tracked in CPUC-authorized balancing and memorandum accounts.
Other Income and (Expenses), net
For the three months ended March 31, 2026 and 2025, other income and (expenses), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ CHANGE	% CHANGE
Water Services	$(537)	$(320)	$(217)	67.8%
Electric Services	45	169	(124)	(73.4)%
Contracted Services	15	(20)	35	(175.0)%
AWR (parent)	57	—	57	*
Total other income and (expenses), net	$(420)	$(171)	$(249)	145.6%
    * not meaningful
For the three months ended March 31, 2026, other expense (net of other income) increased largely because of losses of $1.3 million recorded on investments held to fund one of the Company’s retirement plans in 2026, compared to losses of $0.6 million recorded in 2025. The increase in the losses from investments was partially offset by a decrease in the non-service cost components related to GSWC’s benefit plans resulting from changes in actuarial assumptions. However, as a result of GSWC’s two-way pension balancing account authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings.
The decrease in other income for the electric segment is due primarily to a decrease in AFUDC (equity) earned on certain CPUC-approved advice letter projects while under construction compared to same period in 2025 as projects were completed and placed into service.
Income Tax Expense
For the three months ended March 31, 2026 and 2025, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ CHANGE	% CHANGE
Water Services	$7,564	$6,514	$1,050	16.1%
Electric Services	884	1,047	(163)	(15.6)%
Contracted Services	1,889	1,377	512	37.2%
AWR (parent)	(465)	(476)	11	(2.3)%
Total income tax expense	$9,872	$8,462	$1,410	16.7%
AWR’s ETR was 24.8% and 24.0% for the three months ended March 31, 2026 and 2025, respectively. GSWC’s ETR was 25.9% and 24.7% for each of the periods ended March 31, 2026 and 2025, respectively. The increase in the ETRs during the three months ended March 31, 2026 was primarily due to changes in certain flowed-through income taxes at the regulated utilities.

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
The critical accounting policies used in the preparation of Registrant’s financial statements are ones that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. There have been no material changes to Registrant’s critical accounting policies.
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
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVES to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $937.6 million was available for GSWC to pay dividends to AWR on March 31, 2026. Approximately $121.0 million was available for BVES to pay dividends to AWR as of March 31, 2026. ASUS’s ability to pay dividends to AWR is dependent upon state laws in which each ASUS subsidiary operates, as well as ASUS’s ability to pay dividends under California law.
When necessary, AWR obtains funds from external sources through the capital markets and from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general, as well as conditions in the debt or equity capital markets.
In February 2024, AWR entered into an Equity Distribution Agreement with third-party sales agents, under which AWR may offer and sell Common Shares, from time to time at its sole discretion, through an ATM offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. AWR has used the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and making equity contributions to its subsidiaries. During the three months ended March 31, 2026, AWR sold 84,237 Common Shares through this ATM offering program and raised net proceeds of $6.2 million, bringing the total raised through March 31, 2026 to $165.7 million, net of $2.5 million of commissions paid under the terms of the Equity Distribution Agreement. As of March 31, 2026, approximately $34.3 million remained available for sale under the ATM offering program.
In June 2023, AWR and GSWC each entered into credit agreements with an original term of five years provided by a syndicate of banks and financial institutions. Both credit agreements, as amended, are now scheduled to mature in June 2029. As of March 31, 2026, the credit agreements provide AWR and GSWC unsecured revolving credit facilities with borrowing capacities of $195.0 million and $200.0 million, respectively. Under the terms of the credit agreements, as of March 31, 2026, the borrowing capacities for AWR and GSWC may be expanded up to an additional $30.0 million and $75.0 million, respectively, subject to the lenders’ approval. AWR’s credit facility primarily provides support to AWR (parent) and ASUS, while GSWC’s credit agreement provides support to its water operations and capital expenditures. As of March 31, 2026, AWR’s outstanding borrowings under its credit facility of $110.0 million have been classified as non-current liabilities on AWR’s Consolidated Balance Sheet. The CPUC requires GSWC to completely pay off all borrowings under its revolving credit facility within a 24-month period after which GSWC may again borrow under its facility. GSWC’s pay-off period for its credit facility currently ends in November 2027. As of March 31, 2026, there were $22.0 million of outstanding borrowings under GSWC’s facility and have been classified as non-current liabilities in both AWR’s Consolidated Balance Sheet and GSWC’s Balance Sheet.

BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures, which provides a borrowing capacity of $65.0 million and matures in December 2028. BVES has an option to expand the borrowing capacity by up to an additional $25.0 million, subject to lender’s approval. BVES’s revolving credit facility is considered a short-term debt arrangement by the CPUC. Therefore, pursuant to the CPUC’s requirements, borrowings under this credit facility are required to be fully paid off within a 24 month period, after which, BVES may borrow under the credit facility again. BVES’s next pay-off period currently ends in April 2028. As of March 31, 2026, there were no outstanding borrowings under BVES’s credit facility.
Our primary sources of liquidity to fund operations continue to be from the recovery of costs charged to customers at our regulated utilities and the collection of payments from the U.S government. We believe that capital investment costs associated with our capital programs at our regulated utilities will continue to be recovered through water and electric rates charged to customers, as well as funds from credit facilities from our regulated utilities. In addition, AWR’s credit facility will continue to be used to support ASUS’s operations and AWR (parent). The long-term capital-intensive nature of our regulated utilities have required us to continually seek future financing opportunities beyond the short-term. Future long-term financing at GSWC and BVES is expected to consist of both long-term debt and equity issuances in order to manage to the CPUC-authorized capital structure. Under the current financing applications authorized by the CPUC, GSWC and BVES have $588.0 million and $82.0 million, respectively, remaining and available under each utility’s authorized applications that provide for long-term financing and which are expected to be used over the next 1-6 years to pay down outstanding borrowings under their respective credit facilities and support operations.
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
AWR’s ability to pay cash dividends on its Common Shares depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On May 4, 2026, AWR’s Board of Directors approved a second quarter dividend of $0.5040 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on June 2, 2026 to shareholders of record at the close of business on May 18, 2026. Registrant has paid Common Share dividends every year since 1931 and has increased the dividends received by shareholders each calendar year for 71 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR’s quarterly dividend rate has grown at a compound annual growth rate (“CAGR”) of 8.5% over the last five years since the second quarter of 2021, and has achieved a 10-year CAGR of 8.3% in its calendar year dividend payments through 2025. AWR’s current policy is to achieve a CAGR in the dividend of more than 7% over the long-term.
Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of capital expenditures at GSWC and BVES, and construction expenses at ASUS, and to pay dividends. AWR’s future cash flows from operating activities are expected to be affected by a number of factors, including, among other things, utility regulation; delays in receiving approvals of general rate cases, changes in tax law; maintenance expenses; inflation; newly imposed tariffs; compliance with environmental, health and safety standards; production costs; customer growth; per-customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; the customers’ ability to pay utility bills; and required cash contributions to pension and post-retirement plans. Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices, and timely collection of payments from the U.S. government and other prime contractors operating at the military bases, and any adjustments arising out of an audit or investigation by federal governmental agencies. For further information regarding the risks faced by Registrant, see Item 1A, Risk Factors, in our annual report on Form 10-K for the period ended December 31, 2025.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes. Cash generated by operations varies during the year. Net cash provided by operating activities of AWR was $71.6 million for the three months ended March 31, 2026 as compared to $45.1 million for the same period in 2025. The increase in operating cash flows was largely due to the timing of cash receipts and disbursements related to working capital items. In particular, the implementation of new rates and surcharges at our regulated utilities added to cash flows from operations. The increase in cash flows from operating activities also resulted from differences at ASUS in the timing of vendor payments and the receipt of cash for construction work at military bases. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. Finally, the timing of income tax payments have also contributed to an increase in operating cash flows.
Cash Flows from Investing Activities:
Net cash used in investing activities was $48.9 million for the three months ended March 31, 2026 as compared to $67.4 million for the same period in 2025, which is mostly related to capital expenditures at the regulated utilities. GSWC and BVES invest capital to provide essential services to their regulated customer bases, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. AWR’s infrastructure investment plan consists of both infrastructure renewal programs (to replace infrastructure, including those to mitigate wildfire risk) and major capital investment projects (to construct new water treatment, supply and delivery facilities and electric facilities). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision.
For the year 2026, the regulated utilities’ company-funded capital expenditures are estimated to be approximately $185 - $225 million, barring any delays resulting from changes in capital improvement schedules due to unfavorable weather conditions and supply chain issues.
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
Net cash used by financing activities was $19.5 million for the three months ended March 31, 2026 as compared to cash provided of $16.9 million during the same period in 2025. The decrease in net cash provided by financing activities was due primarily to a decrease in total capital (debt and equity) raised and needed in 2026 as compared to 2025 due, in large part, to an increase in cash flows from operating activities. The change included lower proceeds from the issuance of common shares under AWR’s ATM offering program in 2026 as compared to 2025. For the three months ended March 31, 2026, AWR sold 84,237 Common Shares through its ATM offering program and raised proceeds net of issuance costs of $6.2 million, while during the three months ended March 31, 2025, AWR sold 334,548 Common Shares through its ATM offering program and raised proceeds net of issuance costs of $25.7 million.
In addition, financing activities in 2025 included the issuance of long-term debt of $50.0 million by BVES with a large portion of the proceeds used to pay down outstanding borrowings under its credit facility. During the three months ended March 31, 2026, AWR did not issue any long-term debt and had net payments on its credit facilities of $9.0 million. Credit facilities have been used to support its operations and ongoing capital expenditure programs.
GSWC
GSWC funds its operating expenses, payments on its debt, dividends to AWR on its outstanding common shares, and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by, among other things, factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in tax law and deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers, and CPUC requirements to refund amounts previously charged to customers. Internal cash flows may also be impacted by delays in receiving payments from GSWC customers. For further information regarding the risks faced by Registrant, see Item 1A, Risk Factors, in our annual report on Form 10-K for the period ended December 31, 2025.
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

In March 2025, the CPUC issued a final decision in GSWC’s financing application, which among other things, approved GSWC’s request to issue up to $750.0 million of additional long-term debt and equity securities. Under the current financing application authorized by the CPUC, GSWC has $588.0 million remaining and available that provides for long-term financing and which are expected to be used over the next 1 to 6 years to pay down portions of the outstanding borrowings under GSWC’s credit facility and support its operations and capital program.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $45.2 million for the three months ended March 31, 2026 as compared to $36.9 million for the same period in 2025. The increase in operating cash flow was due primarily to (i) new water rates implemented effective January 1, 2026 that were approved in the latest general rate case proceeding, (ii) the implementation, in May 2025, of the WRAM/MCBA surcharges related to the recovery of all pre-2025 revenue and supply cost activity with the majority to be recovered over 18 months, and (iii) the implementation of other surcharges during the year. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $42.0 million for the three months ended March 31, 2026 as compared to $57.7 million for the same period in 2025, which is mostly related to spending under GSWC’s infrastructure investment plans that are consistent with capital budgets authorized in its general rate cases.
Cash Flows from Financing Activities:
Net cash used by financing activities was $7.5 million for the three months ended March 31, 2026 as compared to $18.2 million net cash provided for the same period in 2025. The change in net cash used by financing activities in 2026 is due primarily to dividends paid to AWR of $19.7 million as compared to no dividend paid during the same period in 2025. GSWC’s net cash provided by financing activities was also lower due to an overall decrease in borrowings needed in 2026 under its credit facility as compared to 2025 resulting, in part, from an increase in cash flows from operating activities. During the three months ended March 31, 2026, GSWC had net borrowings on its credit facility of $9.0 million, while during the three months ended March 31, 2025, GSWC had net borrowings on its credit facility of $19.0 million.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” section of the Registrant’s Form 10-K for the year ended December 31, 2025 filed with the SEC for a discussion of contractual obligations and other commitments. Besides BVES’s debt issuance described above, there have been no material changes to Registrant’s contractual obligations and other commitments.
Contracted Services
Under the terms of the contracts with the U.S. government, each contract’s price is subject to an EPA on an annual basis. In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal, (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal, (iii) prudently incurs costs not contemplated under the terms of the contract, and/or (iv) becomes subject to new regulatory requirements, such as more stringent water-quality standards, ASUS is permitted to file, and has filed, REAs. The timely filing for and receipt of EPAs and/or REAs continues to be critical in order for ASUS’s subsidiaries to recover increasing costs of operating, maintaining, renewing and replacing the water and/or wastewater systems at the military bases it serves.
During sequestration or automatic spending cuts, and also amid the U.S. government shutdown, the subsidiaries of ASUS have not experienced and are not expected to experience any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an “excepted service.” With the expiration of sequestration, similar issues including further sequestration pursuant to the Balanced Budget and Emergency Deficit Control Act may arise as part of the fiscal uncertainty and/or future debt-ceiling limits imposed by Congress. Management expects that any future impact on ASUS and its operations through its subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, (d) the timing of construction work associated with delays in receiving construction permits from furloughs at government agencies, and/or (e) delays in solicitation for and/or awarding of new contracts under the Department of Defense contracting programs. In the event the U.S. government shutdown extends for an unprecedented and much longer period, ASUS’s liquidity and earnings could be impacted.
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
General Rate Cases and Changes in Rates During 2026
Water Segment:
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. In January 2025, the CPUC issued a final decision in GSWC’s latest general rate case proceeding that will set new rates for the years 2025 - 2027. In December 2025, GSWC received approval from the CPUC to implement its full second-year rate increases, effective January 1, 2026, that will result in higher adopted operating revenues less water supply cost for 2026 of approximately $32.0 million compared to 2025’s adopted operating revenues less water supply cost. Included in the 2026 increase is nearly $11 million related to advice letter capital projects. The assets from the advice letter projects and the related amounts in a memorandum account were added to the adopted rate base for inclusion in the revenue requirement effective January 1, 2026.
Electric Segment:
Rates that BVES is authorized to charge are determined by the CPUC in general rate cases. In January 2025, the CPUC issued a final decision in BVES’s general rate case proceeding that set new rates for the years 2023 - 2026, retroactive to January 1, 2023. Among other things, the final decision provided for an increase in adopted operating revenues of $3.3 million in 2026. Accordingly, new electric rates for 2026, which is the fourth year in the rate cycle, have been implemented and reflected in BVES results for the three months ended March 31, 2026.
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2025 filed with the SEC for a discussion of other regulatory matters.

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
Per- and Polyfluoroalkyl Substances (“PFAS”) Contamination Litigation Proceeds Memorandum Account:
GSWC has been a plaintiff in various class action lawsuits (against 3M Company, DuPont, and others) related to PFAS contamination affecting public water systems. A class settlement agreement among Tyco Fire Products LP (“Tyco”) and the class of eligible public water systems was entered into on April 12, 2024 and resolved any claims for PFAS contamination with Tyco. The class settlement agreement between the parties was approved by an order issued by the Federal District Court of South Carolina on November 22, 2024. As a result of the settlement, GSWC was notified on April 8, 2026 that it will receive from Tyco approximately $2.2 million, net of legal fees.
Settlement proceeds received by GSWC have been and may be used for future capital investments or operations and maintenance expenses related to PFAS water contamination to its water systems or any PFAS related litigation against its water systems, which benefit GSWC’s customers. The CPUC has authorized GSWC to track in a memorandum account the settlement payments received by GSWC from lawsuits related to PFAS contamination in its water systems, which include proceeds received for participation in class action lawsuits. The amounts in the memorandum account have been recorded as a regulatory liability and have been used, and will continue to be used in the future, to offset incremental investments in replacement and treatment of property, as well as operations and maintenance expenses and other direct expenses related to PFAS contamination. As of March 31, 2026, GSWC has a $10.4 million regulatory liability related to the PFAS contamination litigation proceeds memorandum account.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2025 filed with the SEC for a discussion of environmental matters applicable to AWR and its subsidiaries.
Water Supply
Water year 2025-26 (“WY2026”), which began on October 1, 2025, has resulted in average precipitation, above average reservoir levels, and snowpack peaking early in the season in mid-February. Drier conditions experienced since February have resulted in below average snow levels. As of April 2, 2026, the average level for the State’s major reservoirs is at 117% of the historical average for this time of the year. As of April 28, 2026, the U.S. Drought Monitor reported that none of California was considered in a “Severe Drought” condition and only 5% was in “Moderate Drought” condition, as compared to a year ago where nearly 25% of California was considered in “Severe Drought” and 8% in “Extreme Drought.” Changes in weather patterns will continue to impact drought conditions in California.
The State Water Project (“SWP”) allocation for WY2026 increased from 10% to 30% as of January 29, 2026. Invasive golden mussels that were detected in the SWP conveyance network in mid-2025 have impacted groundwater basin spreading operations that are critical water recharge facilities used to manage groundwater extractions in Southern California. As such, the Los Angeles County Department of Public Works, which owns and operates key spreading facilities in the San Gabriel Basin have already placed a moratorium on allowing SWP into their spreading basins. Basin agencies are working on mitigation plans to address this impact to basin management.
Prolonged drought conditions continue in the Colorado River System, which has experienced historically low reservoir levels in Lake Mead and Lake Powell since 2023. Reservoir levels for Lake Mead and Lake Powell are at only 33% and 24% of capacity, respectively, as of the end of March 2026. Projected inflow scenarios for the Colorado River at continued low flow levels are expected and a “Level 1 Shortage Condition” will continue into 2027 that will impose mandatory water reductions to the lower Colorado River States. Urgent action to reduce water demand on the lower river by 2 to 4 million acre feet annually has been requested by the U.S. Bureau of Reclamation (the “Bureau”), which resulted in a multi-year agreement known as the “California Colorado River Contractor Forbearance Agreement for 2024-2026” by the Imperial Irrigation District, Coachella

Valley Water District, Metropolitan Water District (“MWD”), Palo Verde Irrigation District and the City of Needles. Operational agreements on how the Colorado River is managed will expire in Fall 2026. On April 17, 2026, the Bureau announced that it will add approximately 2.48 million acre feet of water to Lake Powell by moving water from the upstream Flaming Gorge Reservoir and by reducing releases from Lake Powell. These actions are expected to increase Lake Powell’s elevation, but will likely accelerate the downstream decline of Lake Mead, with the potential for up to an additional 40% reduction to Hoover Dam’s hydropower generating capacity as early as this fall. Reclamation and its lower basin partners are collaborating to conserve water in Lake Mead and maintain its water levels, even as releases from Lake Powell are planned to decrease. GSWC will continue to monitor developments related to the Colorado River System and assess its impact on MWD and GSWC’s systems that utilized water sources provided by MWD member agencies.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Water Supply” section of Registrant’s Form 10-K for the year-ended December 31, 2025 filed with the SEC for a discussion of water supply issues. The discussion above focuses on significant matters and changes since December 31, 2025.
Other Climate Change Matters
Climate change is one area that we focus on as we develop and execute our business strategy and financial planning, both in the short- and long-term. The risks posed by climate variability increase the need for us to plan for and address supply resiliency. Climate change has also impacted electric utilities in California increasing wildfire risks and requires the need to develop robust wildfire mitigation plans. We address these and other climate change risks by planning, assessing, mitigating, and investing in our infrastructure for the long-term benefit of our communities. See “Item 1. Business Overview” section of Registrant’s Form 10-K for the year ended December 31, 2025 filed with the SEC for a discussion of climate change planning, risks and opportunities.
Cybersecurity Matters
Cyberattacks represent a threat to water, wastewater and electric utility systems and thereby the safety and security of our communities. We continue to increase our investments in information and operational technology to monitor and address threats and attempted cyberattacks to improve our posture in addressing security vulnerabilities. See “Item 1A. Risk Factors” and “Item 1C. Cybersecurity” section of Registrant’s Form 10-K for the year-ended December 31, 2025 filed with the SEC for a discussion of cybersecurity matters.
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
The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.
There have been no material changes to our quantitative and qualitative disclosures about market risk from what was previously disclosed in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.
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
(b) Changes in Internal Controls over Financial Reporting
There has been no change in Registrant’s internal control over financial reporting during the quarter ended March 31, 2026, that has materially affected or is reasonably likely to materially affect Registrant’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no significant changes in the risk factors disclosed in our 2025 Annual Report on Form 10-K filed with the SEC.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table provides information about repurchases of Common Shares by AWR during the first quarter of 2026:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
January 1 - 31, 2026	248		$74.17	—	—
February 1 - 28, 2026	13,538		$72.44	—	—
March 1 - 31, 2026	3,646		$75.98	—	—
Total	17,432	(2)	$73.20	—
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosure
Not applicable

Item 5. Other Information
(a)    On May 4, 2026, AWR’s Board of Directors approved a second quarter dividend of $0.5040 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on June 2, 2026 to shareholders of record at the close of business on May 18, 2026.
(b)    There have been no material changes during the first quarter of 2026 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.
(c)    Certain of our officers have made, and may from time to time make, elections to participate in our 401(k) plan or our common share purchase and dividend reinvestment plan, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the quarter ended March 31, 2026, no officer or director adopted, terminated, or modified any Rule 10b5-1 plans or non-Rule 10b5-1 plans.

Item 6. Exhibits
(a) The following documents are filed as Exhibits to this report:

10.1	2026 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 27, 2026 (2)

10.2	Form of Award Agreement for 2026 Short-Term Incentive Program incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on March 27, 2026 (2)

10.3	Form of 2026 Performance Award Agreement incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 13, 2026 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema (3)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	May 6, 2026