Form 10-Q
period 2026-06-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2026-08-05
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2026

or

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

As of August 4, 2026, the number of common shares, no par value (“Common Shares”) outstanding of American States Water Company was 39,635,626. As of August 4, 2026, all of the 178.3836 outstanding shares of common stock, no par value, of Golden State Water Company were owned by American States Water Company.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current views of our senior management with respect to future events and our financial performance. These statements include forward-looking statements with respect to our business and industry in general. Statements that include the words “expect,” “intend,” “believe,” “estimate,” “forecast,” “may,” “can,” “will,” “likely,” “possibility,” “should,” “could,” “anticipate,” “plan” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2026	December 31, 2025
Property, Plant and Equipment
Regulated utility plant, at cost	$2,988,225	$2,899,564
Non-utility property, at cost	51,934	50,422
Total	3,040,159	2,949,986
Less - accumulated depreciation	(672,940)	(653,667)
Net property, plant and equipment	2,367,219	2,296,319

Other property and investments	61,612	58,664

Current Assets
Cash and cash equivalents	21,657	18,824
Accounts receivable — customers (less allowance for doubtful accounts of $3,593 in 2026 and $3,642 in 2025)	41,668	38,321
Unbilled receivable	30,122	26,621
Receivable from the U.S. government (Note 2)	38,576	46,400
Other receivables (less allowance for doubtful accounts of $131 in 2026 and 2025)	7,441	6,127
Income taxes receivable	1,747	—
Materials and supplies	18,550	16,406
Regulatory assets — current	24,903	39,396
Prepayments and other current assets	12,086	7,551
Contract assets (Note 2)	29,744	31,428
Total current assets	226,494	231,074

Other Assets
Unbilled revenue — receivable from the U.S. government (Note 2)	664	1,258
Receivable from the U.S. government (Note 2)	24,814	27,660
Contract assets (Note 2)	228	79
Operating lease right-of-use assets	7,166	6,093
Regulatory assets	23,045	30,073
Other	63,718	63,872
Total other assets	119,635	129,035

Total Assets	$2,774,960	$2,715,092

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	June 30, 2026	December 31, 2025
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 39,635,452 shares in 2026 and 39,082,470 shares in 2025	$467,473	$425,153
Retained earnings	654,007	620,428
Total common shareholders’ equity	1,121,480	1,045,581
Long-term debt	717,735	782,700
Total capitalization	1,839,215	1,828,281

Current Liabilities
Long-term debt — current	73,227	8,209
Accounts payable	79,507	86,021
Income taxes payable	—	1,169
Accrued other taxes	14,780	12,871
Accrued employee expenses	14,164	16,193
Accrued interest	9,525	9,545
Contract liabilities (Note 2)	10,679	11,735
Operating lease liabilities	2,341	2,062
Purchase power contract derivative at fair value (Note 5)	14,631	15,503
Other	12,252	11,304
Total current liabilities	231,106	174,612

Other Credits
Notes payable to banks	119,000	141,000
Advances for construction	80,926	77,976
Contributions in aid of construction – net	182,369	179,277
Deferred income taxes	199,215	194,121
Regulatory liabilities	61,919	60,205
Unamortized investment tax credits	839	873
Accrued pension and other postretirement benefits	37,073	36,557
Operating lease liabilities	5,191	4,406
Other	18,107	17,784
Total other credits	704,639	712,199

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,774,960	$2,715,092

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2026 AND 2025
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Operating Revenues
Water	$131,050	$119,697	$244,160	$221,700
Electric	13,626	12,928	32,283	27,930
Contracted services	36,614	30,441	74,038	61,449
Total operating revenues	181,290	163,066	350,481	311,079

Operating Expenses
Water purchased	23,543	23,911	44,903	40,219
Power purchased for pumping	3,699	3,554	6,996	6,703
Groundwater production assessment	7,270	6,125	12,797	11,804
Power purchased for resale	2,766	3,466	7,558	9,534
Supply cost balancing accounts	247	(136)	(71)	(1,852)
Other operation	12,034	12,310	23,302	22,800
Administrative and general	24,521	25,222	52,675	52,097
Depreciation and amortization	12,747	11,681	25,431	23,263
Maintenance	6,201	6,129	11,901	10,276
Property and other taxes	7,544	6,955	15,567	13,907
ASUS construction	16,747	12,890	34,080	25,823
Total operating expenses	117,319	112,107	235,139	214,574

Operating Income	63,971	50,959	115,342	96,505

Other Income and Expenses
Interest expense	(12,174)	(12,108)	(24,281)	(24,190)
Interest income	886	1,498	1,862	3,511
Other, net	5,070	3,576	4,650	3,405
Total other income and expenses, net	(6,218)	(7,034)	(17,769)	(17,274)

Income before income tax expense	57,753	43,925	97,573	79,231

Income tax expense	14,479	10,235	24,351	18,697

Net Income	$43,274	$33,690	$73,222	$60,534

Weighted Average Number of Common Shares Outstanding	39,341	38,509	39,227	38,382
Basic Earnings Per Common Share	$1.10	$0.87	$1.86	$1.57

Weighted Average Number of Diluted Shares	39,478	38,642	39,346	38,500
Fully Diluted Earnings Per Common Share	$1.09	$0.87	$1.86	$1.57

Dividends Paid Per Common Share	$0.5040	$0.4655	$1.0080	$0.9310

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2026
(Unaudited)

	Six Months Ended June 30, 2026
	Common Shares
	Number
	of		Retained
(in thousands)	Shares	Amount	Earnings	Total
Balances at December 31, 2025	39,082	$425,153	$620,428	$1,045,581
Add:
Net income			29,948	29,948
Issuance of Common Shares from an at-the-market program, net of issuance costs	84	6,185		6,185
Issuances of Common Shares under stock-based compensation plans	26	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,830		1,830
Dividend equivalent rights on stock-based awards not paid in cash		70		70
Deduct:
Dividends on Common Shares			19,699	19,699
Dividend equivalent rights on stock-based awards not paid in cash			70	70
Balances at March 31, 2026	39,192	$433,238	$630,607	$1,063,845

Add:
Net income			43,274	43,274
Issuance of Common Shares from an at-the-market program, net of issuance costs	443	33,750		33,750
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		406		406
Dividend equivalent rights on stock-based awards not paid in cash		79		79
Deduct:
Dividends on Common Shares			19,795	19,795
Dividend equivalent rights on stock-based awards not paid in cash			79	79
Balances at June 30, 2026	39,635	$467,473	$654,007	$1,121,480

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash Flows From Operating Activities:
Net income	$73,222	$60,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,045	23,791
Provision for doubtful accounts	1,145	1,153
Deferred income taxes and investment tax credits	1,055	4,446
Stock-based compensation expense	3,274	3,066
(Gain) loss on investments held in a trust	(3,058)	(2,161)
Other — net	413	534
Changes in assets and liabilities:
Accounts receivable — customers	(4,492)	(5,638)
Unbilled receivable	(2,907)	1,894
Other receivables	1,978	1,321
Receivables from the U.S. government	10,670	3,738
Materials and supplies	(2,144)	(752)
Prepayments and other assets	(3,368)	(3,152)
Contract assets	1,535	(1,772)
Regulatory assets/liabilities	24,197	11,417
Accounts payable	(6,432)	468
Income taxes receivable/payable	(2,916)	13,559
Contract liabilities	(1,056)	4,625
Accrued pension and other postretirement benefits	(319)	734
Other liabilities	(289)	(8,169)
Net cash provided (used)	116,553	109,636

Cash Flows From Investing Activities:
Capital expenditures	(97,561)	(118,481)
Other investing activities	869	147
Net cash provided (used)	(96,692)	(118,334)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	39,878	25,590
Receipt of advances for and contributions in aid of construction	9,523	4,532
Refunds on advances for construction	(3,276)	(3,799)
Repayments of long-term debt	(285)	(272)
Proceeds from the issuance of long-term debt, net of issuance costs	—	149,241
Net changes in notes payable to banks	(22,000)	(136,000)
Dividends paid	(39,494)	(35,688)
Other financing activities	(1,374)	(1,320)
Net cash provided (used)	(17,028)	2,284
Net change in cash and cash equivalents	2,833	(6,414)
Cash and cash equivalents, beginning of period	18,824	26,661
Cash and cash equivalents, end of period	$21,657	$20,247

Non-cash transactions:
Accrued payables for investment in utility plant	$39,338	$36,530
Property installed by developers and conveyed	$2,409	$14,659

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2026	December 31, 2025
Utility Plant
Utility plant, at cost	$2,729,607	$2,648,213
Less - accumulated depreciation	(580,728)	(564,529)
Net utility plant	2,148,879	2,083,684

Other Property and Investments	58,783	55,829

Current Assets
Cash and cash equivalents	8,916	9,964
Accounts receivable — customers (less allowance for doubtful accounts of $3,279 in 2026 and $3,233 in 2025)	37,246	33,212
Unbilled receivable	25,628	20,607
Other receivables (less allowance for doubtful accounts of $131 in 2026 and 2025)	6,145	2,767
Receivable from affiliate	554	1,443
Income taxes receivable from Parent	2,648	2,555
Materials and supplies	9,024	9,127
Regulatory assets — current	8,256	23,211
Prepayments and other current assets	8,704	6,365
Total current assets	107,121	109,251

Other Assets
Operating lease right-of-use assets	6,978	5,856
Other	61,204	61,242
Total other assets	68,182	67,098

Total Assets	$2,382,965	$2,315,862

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	June 30, 2026	December 31, 2025
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 178.3836 shares in 2026 and 178.3836 in 2025	$480,797	$478,494
Retained earnings	481,392	455,243
Total common shareholder’s equity	962,189	933,737
Long-term debt	633,060	698,060
Total capitalization	1,595,249	1,631,797

Current Liabilities
Long-term debt — current	73,227	8,209
Accounts payable	65,416	67,426
Accrued other taxes	12,571	10,322
Accrued employee expenses	11,023	12,847
Accrued interest	7,807	7,738
Operating lease liabilities	2,244	1,967
Other	11,574	10,762
Total current liabilities	183,862	119,271

Other Credits
Notes payable to banks	38,000	13,000
Advances for construction	80,906	77,956
Contributions in aid of construction — net	182,369	179,277
Deferred income taxes	182,791	177,291
Regulatory liabilities	61,919	60,205
Unamortized investment tax credits	839	873
Accrued pension and other postretirement benefits	36,389	35,948
Operating lease liabilities	5,104	4,268
Other	15,537	15,976
Total other credits	603,854	564,794

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,382,965	$2,315,862

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2026 AND 2025
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating Revenues
Water	$131,050	$119,697	$244,160	$221,700
Total operating revenues	131,050	119,697	244,160	221,700

Operating Expenses
Water purchased	23,543	23,911	44,903	40,219
Power purchased for pumping	3,699	3,554	6,996	6,703
Groundwater production assessment	7,270	6,125	12,797	11,804
Supply cost balancing accounts	185	369	262	656
Other operation	8,111	8,800	15,255	15,475
Administrative and general	15,337	15,952	33,091	33,609
Depreciation and amortization	10,733	9,895	21,392	19,719
Maintenance	3,005	2,824	5,079	4,828
Property and other taxes	6,198	5,710	12,718	11,334
Total operating expenses	78,081	77,140	152,493	144,347

Operating Income	52,969	42,557	91,667	77,353

Other Income and Expenses
Interest expense	(9,618)	(9,265)	(19,010)	(18,593)
Interest income	419	936	897	2,208
Other, net	4,973	3,008	4,436	2,688
Total other income and expenses, net	(4,226)	(5,321)	(13,677)	(13,697)

Income before income tax expense	48,743	37,236	77,990	63,656

Income tax expense	12,642	9,096	20,206	15,610

Net Income	$36,101	$28,140	$57,784	$48,046

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER’S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2026
(Unaudited)

	Six Months Ended June 30, 2026
	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2025	178.3836	$478,494	$455,243	$933,737
Add:
Net income			21,683	21,683
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,873		1,873
Dividend equivalent rights on stock-based awards not paid in cash		63		63
Deduct:
Dividends on Common Shares			19,700	19,700
Dividend equivalent rights on stock-based awards not paid in cash			63	63
Balances at March 31, 2026	178.3836	$480,430	$457,163	$937,593

Add:
Net income			36,101	36,101
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		295		295
Dividend equivalent rights on stock-based awards not paid in cash		72		72
Deduct:
Dividends on Common Shares			11,800	11,800
Dividend equivalent rights on stock-based awards not paid in cash			72	72
Balances at June 30, 2026	178.3836	$480,797	$481,392	$962,189

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER’S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2025
(Unaudited)

	Six Months Ended June 30, 2025
	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2024	173.7586	$413,797	$392,036	$805,833
Add:
Net income			19,906	19,906
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,634		1,634
Dividend equivalent rights on stock-based awards not paid in cash		57		57
Deduct:
Dividend equivalent rights on stock-based awards not paid in cash			57	57
Balances at March 31, 2025	173.7586	$415,488	$411,885	$827,373

Add:
Net income			28,140	$28,140
Issuance of Common Shares to Parent	3.6500	50,005		50,005
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		318		318
Dividend equivalent rights on stock-based awards not paid in cash		64		64
Deduct:
Dividends on Common Shares			18,000	18,000
Dividend equivalent rights on stock-based awards not paid in cash			64	64
Balances at June 30, 2025	177.4086	$465,875	$421,961	$887,836
The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash Flows From Operating Activities:
Net income	$57,784	$48,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,962	20,209
Provision for doubtful accounts	947	865
Deferred income taxes and investment tax credits	1,953	2,431
Stock-based compensation expense	3,059	2,826
(Gain) loss on investments held in a trust	(3,058)	(2,161)
Other — net	287	394
Changes in assets and liabilities:
Accounts receivable — customers	(4,981)	(4,576)
Unbilled receivable	(5,021)	(2,923)
Other receivables	(86)	618
Materials and supplies	103	618
Prepayments and other assets	(1,201)	(1,608)
Regulatory assets/liabilities	18,011	13,175
Accounts payable	(4,165)	(338)
Receivable/payable from/to affiliate	915	104
Income taxes receivable/payable from/to Parent	(93)	13,180
Accrued pension and other postretirement benefits	(394)	666
Other liabilities	(504)	(8,232)
Net cash provided (used)	85,518	83,294

Cash Flows From Investing Activities:
Capital expenditures	(85,233)	(101,079)
Other investing activities	432	125
Net cash provided (used)	(84,801)	(100,954)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to Parent	—	50,005
Receipt of advances for and contributions in aid of construction	9,523	4,532
Refunds on advances for construction	(3,276)	(3,799)
Repayments of long-term debt	(285)	(272)
Proceeds from the issuance of long-term debt, net of issuance costs	—	99,432
Net changes in notes payable to banks	25,000	(115,000)
Dividends paid	(31,500)	(18,000)
Other financing activities	(1,227)	(1,183)
Net cash provided (used)	(1,765)	15,715

Net change in cash and cash equivalents	(1,048)	(1,945)
Cash and cash equivalents, beginning of period	9,964	11,338
Cash and cash equivalents, end of period	$8,916	$9,393

Non-cash transactions:
Accrued payables for investment in utility plant	$38,466	$34,051
Property installed by developers and conveyed	$2,409	$14,659

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
 GSWC and BVES are both California public utilities. GSWC engages in the purchase, production, distribution and sale of water throughout California serving approximately 265,200 customer connections. BVES distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,900 customer connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVES’s businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVES, and their affiliates.
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
Related Party and Intercompany Transactions: GSWC, BVES and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC allocates certain corporate office administrative and general costs to its affiliates, BVES and ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to BVES of $0.8 million for each of the three month periods ended June 30, 2026 and 2025, and $1.9 million for each of the six month periods ended June 30, 2026 and 2025. GSWC also allocated corporate office administrative and general costs to ASUS of $1.2 million for each of the three month periods ended June 30, 2026 and 2025, and $2.9 million and $2.8 million during the six month periods ended June 30, 2026 and 2025, respectively.
When necessary, AWR will make capital contributions to its regulated utilities in order to maintain the CPUC-authorized capital structure.
Liquidity and Financing Activities: As of June 30, 2026, GSWC’s 5.5% unsecured private placement notes totaling $65.0 million are scheduled to mature on June 5, 2027. Consequently, this balance has been classified within current liabilities in the accompanying balance sheets. It is management's current intention to refinance this obligation prior to its maturity date either through the issuance of new long-term debt, an equity contribution by AWR parent, or a combination of the two. While GSWC will actively evaluate long-term financing alternatives and participate in discussions with potential lenders, no formal commitment or refinancing agreement has been executed as of the date these financial statements were issued.
Recent Accounting Pronouncements Not Yet Adopted:
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, (Disaggregation of Income Statement Expenses) requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The guidance will be effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. Registrant is currently evaluating the impact of adopting this standard.
In September 2025, the FASB issued ASU 2025-06, (Targeted Improvements to the Accounting for Internal-Use Software) removing references to prescriptive and sequential software development stages. This ASU requires entities to begin capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used for the function intended. ASU 2025-06 is effective for annual periods beginning January 1, 2028, with early adoption permitted. Registrant is currently evaluating the impact of adopting this standard.
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

For the three and six months ended June 30, 2026 and 2025, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Water:
Tariff-based revenues	$129,779	$117,240	$240,974	$217,571
CPUC-approved surcharges (cost-recovery activities)	190	1,756	604	2,561
Other	691	689	1,309	1,300
Water revenues from contracts with customers	130,660	119,685	242,887	221,432
M-WRAM under-collection (alternative revenue program)	390	12	1,273	268
Total water revenues	131,050	119,697	244,160	221,700

Electric:
Tariff-based revenues	12,462	11,780	30,198	25,513
CPUC-approved surcharges (cost-recovery activities)	978	1,384	2,637	1,427
Electric revenues from contracts with customers	13,440	13,164	32,835	26,940
BRRBA under/(over)-collection (alternative revenue program)	186	(236)	(552)	990
Total electric revenues	13,626	12,928	32,283	27,930

Contracted services:
Water	23,714	14,398	46,892	31,010
Wastewater	12,900	16,043	27,146	30,439
Contracted services revenues from contracts with customers	36,614	30,441	74,038	61,449

Total AWR revenues	$181,290	$163,066	$350,481	$311,079
The opening and closing balances of the receivable from the U.S. government, contract assets, and contract liabilities from contracts with customers, which are related entirely to ASUS, are as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Unbilled receivables	$3,410	$5,048
Receivable from the U.S. government	$63,390	$74,060
Contract assets	$29,972	$31,507
Contract liabilities	$10,679	$11,735
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
Contract Liabilities - Contract liabilities are liabilities of ASUS and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue. Contracted services revenues recognized during the three and six months ended June 30, 2026, which were included in contract liabilities at the beginning of the period were $4.6 million and $8.2 million, respectively. Contracted services revenues recognized during the three and six months ended June 30, 2026 from performance obligations satisfied in previous periods were not material.
As of June 30, 2026, AWR’s aggregate remaining performance obligations, which are entirely from the contracted services segment, were $4.2 billion. ASUS expects to recognize revenue on these remaining performance obligations over the remaining term of each of the contracts, which range from 13 to 48 years. Each of the 50-year contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its contract term for convenience of the U.S. government. The 50-year contracts provide that, in such an event, the U.S. government would be entitled to repurchase the utility systems and ASUS would be entitled to recover any unrecovered investments under the contracts’ termination and other provisions at the time of termination.

Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVES record regulatory assets, which represent probable future recovery of incurred costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At June 30, 2026, GSWC and BVES had $14.0 million of net regulatory liabilities on the balance sheets, which included $114.9 million of regulatory assets net of $128.9 million of regulatory liabilities. As authorized by the CPUC, the majority of the regulatory assets and liabilities accrue interest at the current 90-day commercial-paper rate. There are $45.8 million of regulatory assets not accruing a carrying cost, which included $27.9 million related to flowed-through deferred income taxes including the gross-up portion on the deferred tax resulting from the excess deferred income tax regulatory liability, and $14.6 million related to memorandum accounts authorized by the CPUC to track unrealized gains and losses on BVES’s purchase power contracts over the term of the contracts. The remaining $3.3 million relates to other regulatory assets that do not provide for a carrying cost. Furthermore, there are $124.3 million of regulatory liabilities not incurring interest that consisted of $66.8 million related to excess deferred income taxes arising from the lower federal income tax rate under the Tax Cuts and Jobs Act enacted in December 2017 that are being refunded to customers, $40.6 million related to the net over funded positions in Registrant’s pension and other retirement obligations (not including the two-way pension balancing accounts, which accrues interest), and $16.9 million related to the Per- and Polyfluoroalkyl Substances (“PFAS”) contamination litigation proceeds memorandum account that also does not accrue interest.
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
Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
GSWC
2022/2023 general rate case memorandum accounts (unbilled revenue)	$14,632	$22,107
Flowed-through deferred income taxes, net	24,260	20,932
Low income rate assistance balancing accounts	11,881	10,582
Other regulatory assets	20,210	28,405
Excess deferred income taxes	(63,081)	(63,223)
Pensions and other post-retirement obligations	(44,502)	(43,479)
PFAS Contamination Litigation Proceeds Memorandum Account	(16,851)	(10,987)
Other regulatory liabilities	(212)	(1,331)
Total GSWC	$(53,663)	$(36,994)
BVES
Derivative instrument memorandum account (Note 5)	$14,631	$15,503
2023/2024 general rate case memorandum accounts (unbilled revenue)	6,624	8,221
Wildfire mitigation and other fire prevention related costs memorandum accounts	8,967	11,336
Other regulatory assets	13,676	15,213
Other regulatory liabilities	(4,206)	(4,015)
Total BVES	$39,692	$46,258

Total AWR	$(13,971)	$9,264
Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2025 filed with the SEC. There were no significant changes during the six months ended June 30, 2026 except for routine and recurring activity, including the recovery of regulatory assets through surcharges currently in place.
PFAS Contamination Litigation Proceeds Memorandum Account:
GSWC has been a class member in various class action lawsuits related to PFAS contamination affecting public water systems. A class settlement agreement among Tyco Fire Products LP (“Tyco”) and the class of eligible public water systems was entered into on April 12, 2024 that resolved any claims for PFAS contamination with Tyco. The class settlement agreement between the parties was approved by an order issued by the Federal District Court of South Carolina on November 22, 2024. As a result of the settlement, GSWC received from Tyco $2.2 million, net of legal and other fees, during the second quarter of 2026. In addition to the class settlement with Tyco, in June 2026, GSWC received a settlement payment of $0.9 million, net of legal and other fees, from BASF Corporation (“BASF”) pursuant to a class settlement agreement entered into on May 20, 2024 that resolved any claims for PFAS contamination with BASF. The proceeds received from both settlement agreements have been included in the PFAS contamination litigation proceeds memorandum account and are reflected as regulatory liabilities as of June 30, 2026.
Also, in connection with GSWC’s class settlement agreement entered into with 3M Company in 2023, on June 23, 2026 GSWC was notified that the scheduled and third legal settlement payment of $3.3 million, net of legal and other fees, was paid by 3M Company to a qualified settlement fund and administered by a custodian for the benefit of GSWC. The funds are expected to be disbursed to GSWC in the third quarter of 2026. Accordingly, a $3.3 million receivable has been recognized along with a corresponding regulatory liability as the amount was realizable and collection was virtually certain as of June 30, 2026. Subsequent to quarter-end, on July 23, 2026, GSWC received the third settlement payment of $3.3 million from 3M.
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

Note 4 — Earnings per Share/Capital Stock
In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to restricted stock units that earn dividend equivalents on an equal basis with the Common Shares, and that have been issued under AWR’s stock incentive plans for employees and the non-employee directors stock plans. In applying the “two-class” method, undistributed earnings are allocated to both Common Shares and participating securities.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate basic EPS:

Basic:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income	$43,274	$33,690	$73,222	$60,534
Less: impact from participating securities	173	135	252	213
Total income available to common shareholders	$43,101	$33,555	$72,970	$60,321

Weighted average Common Shares outstanding, basic	39,341	38,509	39,227	38,382

Basic earnings per Common Share	$1.10	$0.87	$1.86	$1.57
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

Diluted:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Common shareholders earnings, basic	$43,101	$33,555	$72,970	$60,321
Undistributed earnings for dilutive restricted stock units	93	63	116	87
Total common shareholders earnings, diluted	$43,194	$33,618	$73,086	$60,408

Weighted average Common Shares outstanding, basic	39,341	38,509	39,227	38,382
Stock-based compensation (1)	137	133	119	118
Weighted average Common Shares outstanding, diluted	39,478	38,642	39,346	38,500

Diluted earnings per Common Share	$1.09	$0.87	$1.86	$1.57
(1) In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in calculating diluted EPS, 160,506 and 158,549 restricted stock units, including performance awards to officers of the Company at June 30, 2026 and 2025, respectively, were deemed to be outstanding and included in the calculation of diluted EPS.
On February 27, 2024, AWR entered into an equity distribution agreement with third-party sales agents, which was subsequently amended on February 20, 2026 (the “Equity Distribution Agreement”), under which AWR could offer and sell its Common Shares, from time to time at its sole discretion, through an at-the-market (“ATM”) offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. AWR used the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and equity contributions to its subsidiaries. During the three months ended June 30, 2026, AWR sold 442,722 Common Shares, through its ATM offering program and raised proceeds of $33.8 million, net of $0.5 million in commissions paid under the terms of the Equity Distribution Agreement. AWR also incurred $0.1 million of other expenses during the three months ended June 30, 2026, which included primarily legal and other costs to support this ATM offering program. There were no Common Shares issued during the three months ended June 30, 2025. During the six months ended June 30, 2026 and 2025, AWR sold 526,959 and 334,548 Common Shares, respectively, through the ATM offering program and raised proceeds of $40.1 million, net of $0.6 million in commissions paid, and $25.8 million, net of $0.4 million in commissions paid, respectively. AWR also incurred $0.2 million of other expenses for each of the six months ended June 30, 2026 and 2025, which was primarily legal and other costs. On June 12, 2026, AWR successfully completed the ATM offering program, reaching the maximum aggregate offering capacity of $200.0 million in gross proceeds raised. In total, AWR sold 2,575,947 Common Shares through the ATM offering program, and no further sales of
Common Shares will be made under this program.
During the six months ended June 30, 2026 and 2025, AWR also issued 26,023 and 23,463 Common Shares, respectively, related to restricted stock units, pursuant to stock-based compensation plans.
During the six months ended June 30, 2026 and 2025, AWR paid $1.4 million and $1.3 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. During the six months ended June 30, 2026 and 2025, GSWC paid $1.2 million in each period to taxing authorities on employees’ behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended June 30, 2026 and 2025, AWR paid quarterly dividends to shareholders of approximately $19.8 million, or $0.5040 per share, and $17.9 million, or $0.4655 per share, respectively. During the six months ended June 30, 2026 and 2025, AWR paid quarterly dividends of $39.5 million, or $1.0080 per share, and $35.7 million, or $0.9310 per share, respectively.
During the three and six months ended June 30, 2026, GSWC paid dividends of $11.8 million and $31.5 million, respectively, to AWR. During the three and six months ended June 30, 2025, GSWC paid dividends of $18.0 million to AWR. ASUS paid a $8.0 million dividend to AWR during the three and six months ended June 30, 2026, but did not pay any dividends to AWR during the three and six months ended June 30, 2025.
Note 5 — Derivative Instruments
In May 2025, the CPUC approved a new power purchase contract between BVES and a third party. The contract provides for the purchase of electricity during a delivery period from June 1, 2025 through December 31, 2028 and is subject to the accounting guidance for derivatives and requires mark-to-market accounting. In addition, BVES continues to procure renewable portfolio standard eligible energy and renewable energy credits as a bundled product through a contract that delivers through December 31, 2035. Under this contract, there is an embedded derivative that also requires mark-to-market accounting.
The CPUC authorized the use of regulatory asset and liability memorandum accounts to offset the mark-to-market entries required by the accounting guidance. Accordingly, all unrealized gains and losses generated from derivative instruments in the purchase power contracts are deferred on a monthly basis into a non-interest-bearing regulatory memorandum account that tracks the changes in fair value of the derivatives throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of June 30, 2026, the fair value of the derivative liability was $14.6 million for the power purchase contracts, with a corresponding regulatory asset recorded in the derivative instrument memorandum account as a result of overall fixed prices under BVES’s purchase power contract being higher than future energy prices. The notional volume of obligations remaining under these long-term contracts as of June 30, 2026 was 731,611 megawatt hours.
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
To value the derivatives in the purchase power contracts, BVES utilizes various inputs that include quoted market prices for energy over the duration of its contracts. The market prices used to determine the fair value for the derivative instruments were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instruments are categorized as Level 3. Accordingly, the valuation of the derivatives within BVES’s purchase power contracts have been classified as Level 3 for all periods presented. The changes in fair values were due to changes in forward market energy prices as of June 30, 2026 and 2025. The following table presents changes in the fair value of the Level 3 derivatives for the three and six months ended June 30, 2026 and 2025:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Fair value at beginning of the period	$(15,708)	$(13,094)	$(15,503)	$(8,823)
Unrealized gains (losses) on purchase power contracts	1,077	1,850	872	(2,421)
Fair value at end of the period	$(14,631)	$(11,244)	$(14,631)	$(11,244)

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan (“SERP”) are measured at fair value and totaled $51.5 million as of June 30, 2026 and $48.4 million as of December 31, 2025. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in “Other Property and Investments” on Registrant’s balance sheets.
The table below estimates the fair value of long-term debt held by AWR and GSWC, respectively. The fair values as of June 30, 2026 and December 31, 2025 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. Changes in the assumptions will produce different results.

	June 30, 2026		December 31, 2025
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—AWR (1)	$794,025	$775,757	$794,310	$790,820

	June 30, 2026		December 31, 2025
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (2)	$709,025	$690,391	$709,310	$703,319

__________________
(1) Excludes debt issuance costs of approximately $3.1 million and $3.4 million as of June 30, 2026 and December 31, 2025, respectively.
(2) Excludes debt issuance costs of approximately $2.7 million and $3.0 million as of June 30, 2026 and December 31, 2025, respectively.
Note 7 — Income Taxes
AWR’s effective income tax rate (“ETR”) was 25.1% and 23.3% for the three months ended June 30, 2026 and 2025, respectively, and was 25.0% and 23.6% for the six months ended June 30, 2026 and 2025, respectively. GSWC’s ETR was 25.9% and 24.4% for the three months ended June 30, 2026 and 2025, respectively, and was 25.9% and 24.5% for the six months ended June 30, 2026 and 2025, respectively.
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

Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan and SERP for the three and six months ended June 30, 2026 and 2025 were as follows:

	For The Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2026	2025	2026	2025	2026	2025
Components of Net Periodic Benefits Cost:
Service cost	$730	$668	$25	$27	$202	$180
Interest cost	2,750	2,676	18	21	506	485
Expected return on plan assets	(3,552)	(3,179)	(179)	(161)	—	—
Amortization of prior service cost	108	110	—	—	—	—
Amortization of actuarial (gain) loss	(429)	—	(71)	(292)	—	—
Net periodic benefits costs under accounting standards	$(393)	$275	$(207)	$(405)	$708	$665

	For The Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2026	2025	2026	2025	2026	2025
Components of Net Periodic Benefits Cost:
Service cost	$1,482	$1,442	$52	$54	$404	$361
Interest cost	5,463	5,382	37	45	1,012	970
Expected return on plan assets	(7,106)	(6,362)	(358)	(322)	—	—
Amortization of prior service cost	217	218	—	—	—	—
Amortization of actuarial (gain) loss	(910)	—	(142)	(583)	—	—
Net periodic benefits costs under accounting standards	$(854)	$680	$(411)	$(806)	$1,416	$1,331

Registrant does not expect to contribute to its pension plan in 2026 given its current funded status. Registrant’s policy is to fund the plans annually at a level which is deductible for income tax purposes and is consistent with amounts recovered in customer rates while also complying with ERISA’s funding requirements.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC and BVES each utilize two-way balancing accounts to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded in accordance with the accounting guidance for pension costs. During the three months ended June 30, 2026 and 2025, GSWC’s actual pension expense was lower than the amounts included in water customer rates by $0.9 million and $0.4 million, respectively, and $1.8 million and $0.8 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, GSWC has a $3.9 million over-collection in its two-way balancing account, which is included as part of regulatory liabilities in Registrant’s balance sheets (Note 3).
BVES’s actual expense was lower than the amounts included in electric customer rates for all periods presented. As a result of receiving a final decision in its electric general rate case in the fourth quarter of 2024, BVES’s actual pension expense approximates the amounts included in electric rates, resulting in an insignificant balance in its pension balancing account as of June 30, 2026.

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
As of June 30, 2026, the total amount spent to clean-up and remediate the plant site, since inception of the remediation period, amounted to approximately $7.0 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of June 30, 2026, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the clean-up at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC as approved historically.
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
The following tables present information by reportable segment and AWR (parent) that reconcile segment net income (loss) to total consolidated net income (loss) and segment assets to total consolidated assets. The utility plant balances are net of respective accumulated provisions for depreciation. The net property, plant and equipment of the electric segment is presented net of Contributions in Aid of Construction (“CIAC”). Capital additions reflect capital expenditures paid in cash and exclude U.S. government-funded and third-party prime funded capital expenditures for ASUS’s subsidiaries and property installed by developers and conveyed to GSWC and BVES.

	For The Three Months Ended June 30, 2026
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$131,050	$13,626	$36,614	$181,290	$—	$181,290
Less:
Supply costs	34,697	2,828	—	37,525	—	37,525
Other operation	8,111	1,235	2,688	12,034	—	12,034
Administrative and general	15,337	3,183	5,999	24,519	2	24,521
Depreciation and amortization expense (1)	10,733	1,068	946	12,747	—	12,747
Maintenance	3,005	1,559	1,637	6,201	—	6,201
Property and other taxes	6,198	750	596	7,544	—	7,544
ASUS construction expense	—	—	16,747	16,747	—	16,747
Segment operating income (loss)	52,969	3,003	8,001	63,973	(2)	63,971

Interest expense	(9,618)	(1,291)	(39)	(10,948)	(1,226)	(12,174)
Interest income	419	253	201	873	13	886
Gain (loss) on investments held in a trust	4,330	—	—	4,330	—	4,330
Income tax expense (benefit)	12,642	502	1,984	15,128	(649)	14,479
Other segment items income (expense) (2)	643	29	7	679	61	740
Segment net income (loss)	$36,101	$1,492	$6,186	$43,779	$(505)	$43,274

	For The Three Months Ended June 30, 2026
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$42,989	$4,969	$552	$48,510	$—	$48,510

	For The Three Months Ended June 30, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$119,697	$12,928	$30,441	$163,066	$—	$163,066
Less:
Supply costs	33,959	2,961	—	36,920	—	36,920
Other operation	8,800	1,079	2,431	12,310	—	12,310
Administrative and general	15,952	3,648	5,620	25,220	2	25,222
Depreciation and amortization expense (1)	9,895	899	887	11,681	—	11,681
Maintenance	2,824	1,725	1,580	6,129	—	6,129
Property and other taxes	5,710	650	595	6,955	—	6,955
ASUS construction expense	—	—	12,890	12,890	—	12,890
Segment operating income (loss)	42,557	1,966	6,438	50,961	(2)	50,959

Interest expense	(9,265)	(1,202)	(179)	(10,646)	(1,462)	(12,108)
Interest income	936	350	202	1,488	10	1,498
Gain (loss) on investments held in a trust	2,748	—	—	2,748	—	2,748
Income tax expense (benefit)	9,096	85	1,599	10,780	(545)	10,235
Other segment items income (expense) (2)	260	147	12	419	409	828
Segment net income (loss)	$28,140	$1,176	$4,874	$34,190	$(500)	$33,690

	For The Three Months Ended June 30, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$43,221	$6,129	$1,566	$50,916	$—	$50,916

	For The Six Months Ended June 30, 2026
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$244,160	$32,283	$74,038	$350,481	$—	$350,481
Less:
Supply costs	64,958	7,225	—	72,183	—	72,183
Other operation	15,255	2,576	5,471	23,302	—	23,302
Administrative and general	33,091	6,849	12,731	52,671	4	52,675
Depreciation and amortization expense (1)	21,392	2,134	1,905	25,431	—	25,431
Maintenance	5,079	3,809	3,013	11,901	—	11,901
Property and other taxes	12,718	1,572	1,277	15,567	—	15,567
ASUS construction expense	—	—	34,080	34,080	—	34,080
Segment operating income (loss)	91,667	8,118	15,561	115,346	(4)	115,342

Interest expense	(19,010)	(2,544)	(110)	(21,664)	(2,617)	(24,281)
Interest income	897	543	401	1,841	21	1,862
Gain (loss) on investments held in a trust	3,058	—	—	3,058	—	3,058
Income tax expense (benefit)	20,206	1,386	3,873	25,465	(1,114)	24,351
Other segment items income (expense) (2)	1,378	74	22	1,474	118	1,592
Segment net income (loss)	$57,784	$4,805	$12,001	$74,590	$(1,368)	$73,222

	For The Six Months Ended June 30, 2026
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$85,233	$9,901	$2,427	$97,561	$—	$97,561

	For The Six Months Ended June 30, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$221,700	$27,930	$61,449	$311,079	$—	$311,079
Less:
Supply costs	59,382	7,026	—	66,408	—	66,408
Other operation	15,475	2,320	5,005	22,800	—	22,800
Administrative and general	33,609	6,746	11,739	52,094	3	52,097
Depreciation and amortization expense (1)	19,719	1,784	1,760	23,263	—	23,263
Maintenance	4,828	2,636	2,812	10,276	—	10,276
Property and other taxes	11,334	1,336	1,237	13,907	—	13,907
ASUS construction expense	—	—	25,823	25,823	—	25,823
Segment operating income (loss)	77,353	6,082	13,073	96,508	(3)	96,505

Interest expense	(18,593)	(2,338)	(492)	(21,423)	(2,767)	(24,190)
Interest income	2,208	874	401	3,483	28	3,511
Gain (loss) on investments held in a trust	2,161	—	—	2,161	—	2,161
Income tax expense (benefit)	15,610	1,132	2,976	19,718	(1,021)	18,697
Other segment items income (expense) (2)	527	316	(8)	835	409	1,244
Segment net income (loss)	$48,046	$3,802	$9,998	$61,846	$(1,312)	$60,534

	For The Six Months Ended June 30, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$101,079	$13,982	$3,420	$118,481	$—	$118,481
(1)   Depreciation computed on regulated utilities’ transportation equipment is recorded in other operating expenses and totaled $0.3 million for each of the three months ended June 30, 2026 and 2025, and totaled $0.6 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively.
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

The following tables reconcile segment net property, plant and equipment to total consolidated assets (in thousands):

	As of June 30, 2026
				Total
			Contracted	Reportable	AWR	Less	Consolidated
	Water	Electric	Services	Segments	Parent	Eliminations	AWR
Total net property, plant and equipment (4)	$2,148,879	$197,593	$20,747	$2,367,219	$—	$—	$2,367,219
Other assets	234,086	56,936	117,218	408,240	1,204,650	(1,205,149)	407,741
Total consolidated assets	$2,382,965	$254,529	$137,965	$2,775,459	$1,204,650	$(1,205,149)	$2,774,960

	As of December 31, 2025
				Total
			Contracted	Reportable	AWR	Less	Consolidated
	Water	Electric	Services	Segments	Parent	Eliminations	AWR
Total net property, plant and equipment (4)	$2,083,684	$192,416	$20,219	$2,296,319	$—	$—	$2,296,319
Other assets	232,178	61,928	126,437	420,543	1,176,760	(1,178,530)	418,773
Total consolidated assets	$2,315,862	$254,344	$146,656	$2,716,862	$1,176,760	$(1,178,530)	$2,715,092
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
AWR uses earnings per share by business segment and AWR (parent) as an important measure in evaluating its operating results and believes it provides investors with clarity surrounding the performance of its business segments and the parent company. AWR reviews this measurement regularly and compares it to historical periods and to its operating budget. A reconciliation to AWR’s consolidated diluted earnings per share prepared in accordance with GAAP is included in the discussions under the sections titled “Summary of Second Quarter Results by Segment” and “Summary of Year-to-Date Results by Segment.”
Overview
Factors affecting our financial performance are summarized under “Risk Factors” in our Form 10-K for the period ended December 31, 2025 filed with the SEC.
Although Registrant operates solely in the U.S., geopolitical developments abroad, such as the ongoing U.S. military operation in Iran, could indirectly affect our business through volatility in commodity prices, inflationary pressures, supply chain and operating cost impacts, and potential disruptions in banking systems and capital markets. Management is actively engaged with vendors and business partners to monitor and mitigate financial risks of global uncertainties; however, the scope and duration of any impacts remain uncertain. As of the date of this filing, geopolitical developments during the first half of 2026 have not had a material impact on the Company.
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

In December 2025, GSWC received approval from the CPUC to implement its full second-year rate increases, effective January 1, 2026, that will result in higher adopted operating revenues less water supply cost for 2026 of approximately $32.0 million compared to 2025’s adopted operating revenues less water supply cost. Included in the 2026 increase is approximately $11 million related to the advice letter capital projects previously discussed. The assets from the advice letter projects and the related amounts in the memorandum account were added to the adopted rate base for inclusion in the revenue requirement effective January 1, 2026.
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
The new 2026 rates have been reflected in GSWC’s earnings for the six months ended June 30, 2026 resulting in an increase in recorded revenues of $22.5 million largely from the second-year rates and advice letter filings, and an increase in recorded water supply costs of $5.6 million, which combined is a net increase of $16.9 million, compared to the same period in 2025. Due to transitioning from the WRAM to the M-WRAM and from the MCBA to the ICBA effective January 1, 2025, GSWC’s earnings have been and will be subject to future volatility from significant fluctuations in customer consumption, as well as from favorable and unfavorable changes in the water supply source mix compared to the adopted mix. Significant changes in customer consumption are primarily driven by weather conditions, including from such events known as El Niño or La Niña that can result in above average or below average annual precipitation, which significantly impacts outdoor water usage. Water supply mix changes can occur due to various circumstances, including but not limited to, unforeseen changes in groundwater quality and operating conditions of groundwater basins and associated pumping facilities.
Water General Rate Case for the Years 2028–2030
On July 1, 2026, GSWC filed a general rate case application for all its water regions and the general office. This general rate case will determine new water rates for the years 2028 – 2030. Among other things, GSWC requested capital budgets of approximately $1 billion for the three-year rate cycle. GSWC also requested to reinstate the WRAM and MCBA regulatory mechanisms. In an August 2020 decision, the CPUC discontinued the use of WRAM and the MCBA for water utilities, which GSWC implemented in 2008, but was discontinued for GSWC after 2024 as discussed above. A decision in the water general rate case is expected in the fourth quarter of 2027, with new rates to become effective January 1, 2028.
Expansion of GSWC’s Water Operations
In January 2026, GSWC filed an application with the CPUC to acquire the water system assets from Norwalk, a city in Los Angeles County, for a purchase price of $5.25 million. On July 13, 2026, GSWC and Cal Advocates filed a joint motion to adopt a settlement agreement between the two parties that would approve the acquisition of a new water system that serves almost 900 customer connections. If the settlement agreement is approved by the CPUC, the new system will be incorporated into one of GSWC’s existing ratemaking areas. The CPUC is scheduled to issue a proposed decision in the fourth quarter of 2026.
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

The final decision provides for an increase in adopted operating revenues of $3.3 million in 2026. With regards to the advice letter projects authorized in the general rate case as previously discussed, BVES completed and placed in service capital projects totaling approximately $28 million, including AFUDC. During 2025 and 2026, BVES filed various advice letters for these capital projects and the CPUC approved them at actual cost. Accordingly, BVES has implemented new rates to recover the revenue requirement associated with these advice letter projects that are expected to generate additional annual operating revenues of approximately $4 million.
Electric General Rate Case for the Years 2027–2030
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
Early in 2026, the U.S. government experienced partial shutdowns affecting mainly the Department of Homeland Security and other federal departments. Amid the U.S. government shutdowns, the subsidiaries of ASUS have not experienced and are not expected to experience any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an “excepted service.” Management expects that any impact of any future government shutdowns on ASUS and its operations through its subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of economic price adjustments (“EPAs”) and/or requests for equitable adjustments (“REAs”), (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, (d) the timing of construction work associated with delays in receiving construction permits from furloughs at government agencies, and/or (e) delays in solicitation for and/or awarding of new contracts under the Department of Defense contracting programs. In the event a U.S. government shutdown extends for an unprecedented and much longer period than that experienced in early 2026, ASUS’s liquidity and earnings could be impacted.

Summary of Second Quarter Results by Segment
The table below sets forth a comparison of the second quarter of 2026 diluted earnings per share contribution reported by business segment and for the parent company with amounts reported during the same period in 2025.
:

	Diluted Earnings per Share
	Three Months Ended
	6/30/2026	6/30/2025	CHANGE
Water	$0.91	$0.73	$0.18
Electric	0.04	0.03	0.01
Contracted services	0.16	0.13	0.03
AWR (parent)	(0.01)	(0.01)	—
Consolidated diluted earnings per share, as recorded (GAAP)	$1.09	$0.87	$0.22
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
For the three months ended June 30, 2026, AWR’s recorded consolidated diluted earnings were $1.09 per share, as compared to $0.87 per share for the same period in 2025, an increase of $0.22 per share or 25.3%, primarily generated from higher earnings at the water utility segment resulting largely from, among other factors, the implementation of new customer rate increases approved by the CPUC. In addition, there was an increase in construction activities that resulted in higher earnings at the contracted services segment.
On June 12, 2026, AWR successfully completed its at-the-market (“ATM”) offering program, which was originally established on February 27, 2024. AWR reached the maximum aggregate offering capacity of $200 million in gross proceeds raised that resulted in the total sale of 2,575,947 Common Shares through this ATM offering program. No further sales of Common Shares will be made under this program, and AWR has no plans to issue additional equity through, at least, the end of 2029 to support its current operations.
The following is a computation and reconciliation of diluted earnings per share from the measure of net income (loss) by business segment and for the parent company (as disclosed in Note 10 to the Unaudited Consolidated Financial Statements) to AWR’s consolidated fully diluted earnings per Common Share (as recorded), for the three months ended June 30, 2026 and 2025:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	Q2 2026	Q2 2025	Q2 2026	Q2 2025	Q2 2026	Q2 2025	Q2 2026	Q2 2025	Q2 2026	Q2 2025
Net income (loss)	$36,101	$28,140	$1,492	$1,176	$6,186	$4,874	$(505)	$(500)	$43,274	$33,690
Weighted Average Number of Diluted Shares	39,478	38,642	39,478	38,642	39,478	38,642	39,478	38,642	39,478	38,642
Diluted earnings (loss) per share	$0.91	$0.73	$0.04	$0.03	$0.16	$0.13	$(0.01)	$(0.01)	$1.09	$0.87
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
Water Segment:
For the three months ended June 30, 2026, recorded diluted earnings from the water utility segment were $0.91 per share, as compared to $0.73 per share for the same period in 2025, an increase of $0.18 per share, or 24.7%. This growth stems largely from CPUC-approved rate increases effective January 1, 2026, which boosted 2026 full-year adopted operating revenues less water supply costs by $32.0 million over 2025 adopted amounts, including $11.0 million for capital projects approved through advice letter filings, as previously discussed. To a lesser extent, 2026 second-quarter earnings also benefited from a 4% increase in water consumption and a lower reliance on purchased water included in the water supply source mix compared to 2025 second-quarter. Due to the CPUC’s approval of a modified revenue decoupling mechanism and an incremental water supply cost balancing account effective January 1, 2025, GSWC’s earnings face future volatility from consumption fluctuations and water supply mix changes.
It is uncertain whether the second quarter’s trend of higher customer demand and a favorable water supply source mix will continue throughout the remainder of 2026, or if their positive earnings effects will reverse. Consumption changes depend on factors like climate change, conservation, and weather conditions. For example, El Niño or La Niña weather events could cause fluctuating precipitation that shifts outdoor water use. Additionally, water supply mix changes can occur due to unforeseen changes in groundwater quality and operating conditions of groundwater basins and associated pumping facilities. Any of these factors could directly impact GSWC’s future net earnings.

The following discussion analyzes the primary variances in the water segment’s earnings between the two periods.
•An increase in water operating revenues of $11.4 million was largely a result of (i) the CPUC-authorized second-year rate increases effective January 1, 2026, (ii) additional revenues for the recovery of capital projects approved in various advice letter filings effective January 1, 2026, (iii) additional revenues for increases in the per-unit water supply costs incurred, which, as noted below, result in no net impact to earnings, and (iv) an increase in water consumption for the three months ended June 30, 2026 of approximately 4% favorably impacting net earnings when compared to the same period in 2025. These increases were partially offset by a decrease of $1.6 million in billed surcharges. CPUC-approved surcharges are billed to customers to recover previously incurred costs. Changes in billed surcharge revenues are offset by equal changes in operating expenses, resulting in no net impact to earnings.
•An increase in water supply costs of $0.7 million, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. The increase in water supply costs compared to the same period in 2025 was largely because of (i) an overall increase in per-unit water supply costs that are covered in current rates, as noted above, resulting in no net impact to earnings, and (ii) an increase in the production of water resulting from higher customer consumption. These increases were partially offset by the impact of an actual water supply source mix that included less purchased water during the second quarter of 2026 as compared to the same period in 2025 due primarily to wells being brought back online in certain customer service areas.
•An overall increase in operating expenses of $0.2 million (excluding supply costs) due largely to increases in (i) overall labor costs, (ii) depreciation and amortization expenses, which are impacted by increasing capital additions placed in service and are reflected and recovered in customer rates, and (iii) property and other non-income taxes; partially offset by a decrease in surcharges of $1.6 million. As noted above, changes in billed surcharge revenues are offset by equal changes in operating expenses, resulting in no net impact to earnings.
•An overall increase in interest expense (net of interest income) of $0.9 million resulting largely from (i) the impact of capitalizing debt costs related to certain advice letter projects approved by the CPUC in the latest general rate case effective January 1, 2025 that was recorded in 2025 with no similar item in 2026, and (ii) a decrease in interest income earned on regulatory assets due to decreasing regulatory balances as GSWC recovers the amounts through surcharges. The advice letter projects discussed are now included in adopted rate base and are part of the rate increases effective January 1, 2026.
•An overall increase in other income (net of other expense) of $2.0 million due largely to gains totaling $4.3 million generated on investments held to fund one of the Company’s retirement plans during the three months ended June 30, 2026, as compared to gains on investments of $2.7 million recorded during the same period in 2025 due to financial market conditions, and a decrease in the non-service cost components related to GSWC’s benefit plans resulting from changes in actuarial assumptions. However, as a result of GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefits costs related to the pension plan have no material impact to earnings.
•Changes in certain flowed-through income taxes and permanent items included in GSWC’s income tax expense for the three months ended June 30, 2026 as compared to the same period in 2025 unfavorably impacted the water segment’s earnings. As a regulated utility, GSWC treats certain temporary differences as being flowed-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Changes in the magnitude of flowed-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
•A decrease in earnings of approximately $0.02 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program as previously discussed.
Electric Segment:
Diluted earnings from the electric utility segment increased $0.01 per share for the second quarter of 2026 as compared to the same period in 2025 largely resulting from an increase of $0.7 million in electric revenues due to the CPUC-authorized fourth-year rate increases in 2026 and additional revenues approved largely after the second quarter of 2025 to recover the cost plus AFUDC of certain advice letter capital projects. This increase was partially offset by a decrease in billed surcharges of $0.4 million. As previously discussed, changes in billed surcharge revenues are offset by equal changes in operating expenses, resulting in no net impact to earnings.
The net increase in electric revenues discussed above was partially offset by an overall increase in operating expenses and interest expense (net of interest and other income), partially offset by a decrease in surcharges as discussed above.

Contracted Services Segment:
Diluted earnings from the contracted services segment increased $0.03 per share for the second quarter of 2026 when compared to the same period in 2025 largely resulting from (i) an increase in construction activities, (ii) an increase in management fee revenues resulting from the resolution of various economic price adjustments, and (iii) a decrease in interest expense (net of interest income) due to lower average borrowing levels and average interest rates. These favorable variances were partially offset by an increase in overall operating expenses (excluding construction expenses). The contracted services segment is expected to contribute $0.63 to $0.67 per share for the full year of 2026.

Summary of Year-to-Date Results by Segment
The table below sets forth a comparison of the year-to-date diluted earnings per share by business segment and for the parent company with amounts reported during the same period in 2025:

	Diluted Earnings per Share
	Six Months Ended
	6/30/2026	6/30/2025	CHANGE
Water	$1.47	$1.25	$0.22
Electric	0.12	0.10	0.02
Contracted services	0.31	0.26	0.05
AWR (parent)	(0.03)	(0.03)	—
Consolidated diluted earnings per share, as recorded (GAAP)	$1.86	$1.57	$0.29
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
For the six months ended June 30, 2026, AWR’s recorded consolidated diluted earnings were $1.86 per share, as compared to $1.57 per share recorded for the same period in 2025, an increase of $0.29 per share or 18.5%, primarily generated from higher earnings at the water utility segment resulting from, among other factors, the implementation of new customer rate increases approved by the CPUC. In addition, there was an increase in construction activities that resulted in higher earnings at the contracted services segment. AWR’s consolidated diluted earnings for the six months ended June 30, 2026 were negatively impacted by approximately $0.04 per share due to the continued dilutive effects from the issuance of equity under AWR’s ATM offering program. On June 12, 2026, AWR successfully completed the ATM offering program, reaching the maximum aggregate offering capacity of $200 million in gross proceeds raised, and no further sales of Common Shares will be made under this program.
The following is a computation and reconciliation of diluted earnings per share from the measure of net income (loss) by business segment and for the parent company (as disclosed in Note 10 to the Unaudited Consolidated Financial Statements) to AWR’s consolidated fully diluted earnings per Common Share, for the six months ended June 30, 2026 and 2025:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	YTD 2026	YTD 2025	YTD 2026	YTD 2025	YTD 2026	YTD 2025	YTD 2026	YTD 2025	YTD 2026	YTD 2025
Net income (loss)	$57,784	$48,046	$4,805	$3,802	$12,001	$9,998	$(1,368)	$(1,312)	$73,222	$60,534
Weighted Average Number of Diluted Shares	39,346	38,500	39,346	38,500	39,346	38,500	39,346	38,500	39,346	38,500
Diluted earnings (loss) per share	$1.47	$1.25	$0.12	$0.10	$0.31	$0.26	$(0.03)	$(0.03)	$1.86	$1.57
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
Water Segment:
For the six months ended June 30, 2026, recorded diluted earnings from the water utility segment were $1.47 per share, as compared to $1.25 per share for the same period in 2025, an increase of $0.22 per share. The discussion below presents the major variances in earnings for the two periods.
•An increase in water operating revenues of approximately $22.5 million largely as a result of (i) the CPUC-authorized second-year rate increases effective January 1, 2026, (ii) additional revenues for the recovery of capital projects approved in various advice letter filings effective January 1, 2026, (iii) additional revenues for increases in the per-unit water supply costs incurred, which, as noted below, result in no net impact to earnings, and (iv) an increase in water consumption for the six months ended June 30, 2026 of 2.2% when compared to the same period in 2025. As a result of transitioning to the M-WRAM effective January 1, 2025, GSWC’s revenues and earnings will continue to be subject to future volatility from fluctuations in customer consumption. These increases were partially offset by a decrease in billed surcharges of $2.0 million. As previously discussed, changes in billed surcharge revenues are offset by equal changes in operating expenses, resulting in no net impact to earnings.
•An increase in water supply costs of $5.6 million, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. The increase in water supply costs compared to the same period in 2025 was largely because of (i) an overall increase in the per-unit water supply costs that are covered in current rates, as noted above, resulting in no net impact to earnings, (ii) an increase in overall water volume compared to the same period in 2025 resulting from higher customer consumption, and (iii) the impact of an actual water supply source mix that included more purchased water during the six months ended June 30, 2026 compared to the same period in 2025 as a result of certain wells being temporarily offline in a few customer service areas during the first quarter of 2026. Due to transitioning to the ICBA effective January 1, 2025, GSWC’s earnings have been and will be subject to future volatility from favorable and unfavorable changes in the water supply source mix compared to the adopted mix incorporated in the revenue requirement.
•An overall increase in operating expenses of $2.6 million (excluding supply costs) mainly due to increases in (i) overall labor costs and other employee-related benefits, (ii) other operation and maintenance expenses, (iii) regulatory costs, (iv) depreciation and amortization expenses, which are impacted by increasing capital additions placed in service and are reflected and recovered in customer rates, and (v) property and other non-income taxes; partially offset by a decrease in surcharges of $2.0 million. As noted above, changes in revenues from billed surcharges are offset by equal changes in operating expenses, resulting in no net impact to earnings.
•An overall increase in interest expense (net of interest income) of $1.7 million resulting largely from (i) the impact of capitalizing debt costs related to certain advice letter projects approved by the CPUC in the latest general rate case effective January 1, 2025 that was recorded in 2025 with no similar item in 2026, and (ii) a decrease in interest income earned on regulatory assets due to decreasing regulatory balances as GSWC recovers the amounts through surcharges; partially offset by overall lower average borrowing levels and interest rates. The advice letter projects discussed are now included in adopted rate base and are part of the rate increases effective January 1, 2026.
•An overall increase in other income (net of other expenses) of $1.7 million due primarily to gains of $3.1 million generated on investments held to fund one of the Company’s retirement plans as compared to gains of $2.2 million recorded during the same period in 2025, due to financial market conditions and a decrease in the non-service cost components related to GSWC’s benefit plans resulting from changes in actuarial assumptions. However, as a result of GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefits costs related to the pension plan have no material impact to earnings.
•Changes in certain flowed-through income taxes and permanent items included in GSWC’s income tax expense for the six months ended June 30, 2026 as compared to the same period in 2025 unfavorably impacted the water segment’s earnings as previously discussed in the quarterly results.
•A decrease in earnings of approximately $0.03 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program previously discussed.
Electric Segment:
Diluted earnings from the electric utility segment increased $0.02 per share for the six months ended June 30, 2026 as compared to the same period in 2025, largely resulting from an increase of $4.4 million in electric revenues due largely to the CPUC-authorized fourth-year rate increases in 2026, additional revenues approved to recover the cost plus AFUDC of certain advice letter capital projects that were effective during the second quarter of 2025, and an increase in billed surcharges of $1.2 million. As previously discussed, changes in billed surcharge revenues are offset by equal changes in operating expenses, resulting in no net impact to earnings.
The increase in electric revenues discussed above was partially offset by (i) an overall increase in operating expenses of $2.1 million, mostly from an increase in surcharges of $1.2 million discussed above, other operation and maintenance-related activities, and depreciation and amortization expenses, which are impacted by increasing capital additions placed in service and are reflected and recovered in customer rates, and (ii) an increase in interest expense (net of interest and other income) of $0.8 million compared to the same period in 2025. The increase in interest expense at the electric segment between periods is primarily due to lower AFUDC recognized in 2026 related to certain advice letter projects approved by the CPUC in the latest general rate case, together with lower interest income earned on regulatory assets, and an increase in interest expense from higher average borrowing levels. The advice letter projects discussed are now included in adopted rate base and are part of the increase in 2026 revenues.
Contracted Services Segment:
Diluted earnings from the contracted services segment increased $0.05 per share for the six months ended June 30, 2026 as compared to the same period in 2025, largely due to (i) an increase in construction activities, (ii) an increase in management fee revenues resulting from the resolution of various economic price adjustments, and (iii) a decrease in interest expense (net of interest income) due to lower average borrowing levels and average interest rates. These favorable variances were partially offset by an increase in overall operating expenses (excluding construction expenses). Furthermore, there was a decrease in contracted services earnings of approximately $0.01 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program that was previously discussed. The contracted services segment is expected to contribute $0.63 to $0.67 per share for the full year of 2026.
The following discussion and analysis for the three and six months ended June 30, 2026 and 2025 provides information on AWR’s consolidated operations and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVES, and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended June 30, 2026 and 2025 (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$131,050	$119,697	$11,353	9.5%
Electric	13,626	12,928	698	5.4%
Contracted services	36,614	30,441	6,173	20.3%
Total operating revenues	181,290	163,066	18,224	11.2%

OPERATING EXPENSES
Water purchased	23,543	23,911	(368)	(1.5)%
Power purchased for pumping	3,699	3,554	145	4.1%
Groundwater production assessment	7,270	6,125	1,145	18.7%
Power purchased for resale	2,766	3,466	(700)	(20.2)%
Supply cost balancing accounts	247	(136)	383	(281.6)%
Other operation	12,034	12,310	(276)	(2.2)%
Administrative and general	24,521	25,222	(701)	(2.8)%
Depreciation and amortization	12,747	11,681	1,066	9.1%
Maintenance	6,201	6,129	72	1.2%
Property and other taxes	7,544	6,955	589	8.5%
ASUS construction	16,747	12,890	3,857	29.9%
Total operating expenses	117,319	112,107	5,212	4.6%

OPERATING INCOME	63,971	50,959	13,012	25.5%

OTHER INCOME AND EXPENSES
Interest expense	(12,174)	(12,108)	(66)	0.5%
Interest income	886	1,498	(612)	(40.9)%
Other, net	5,070	3,576	1,494	41.8%
Total other income (expenses), net	(6,218)	(7,034)	816	(11.6)%

INCOME BEFORE INCOME TAX EXPENSE	57,753	43,925	13,828	31.5%

Income tax expense	14,479	10,235	4,244	41.5%

NET INCOME	$43,274	$33,690	$9,584	28.4%

Basic earnings per Common Share	$1.10	$0.87	$0.23	26.4%

Fully diluted earnings per Common Share	$1.09	$0.87	$0.22	25.3%

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
Water
For the three months ended June 30, 2026, revenues from water operations increased by $11.4 million to $131.1 million as compared to the same period in 2025. The increase in water revenues during the second quarter of 2026 is primarily a result of (i) the CPUC-approved second-year rate increases effective January 1, 2026, (ii) additional revenues approved to recover the advice letter capital projects that were added to adopted rate base for inclusion in the revenue requirement effective January 1, 2026, (iii) additional revenues for increases in the per-unit water supply costs incurred, which result in no net impact to earnings, and (iv) an increase in water consumption as further described below. These increases were partially offset by a decrease in billed surcharges of $1.6 million compared to the same period in 2025. CPUC-approved surcharges are billed to customers to recover previously incurred costs. Changes in billed surcharge revenues are offset by equal changes in operation expenses, resulting in no impact to earnings.
Water consumption for the three months ended June 30, 2026 was higher by approximately 4% as compared to the same period in 2025. Prior to 2025, changes in consumption did not have a significant impact on recorded revenues due to the CPUC-approved full revenue decoupling mechanism, known as the WRAM, which adjusted volumetric revenues to adopted levels authorized by the CPUC. As previously discussed, the final decision in the latest general rate case rejected GSWC’s request for the continuation of the WRAM, and instead ordered GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”). Without having a full revenue decoupling mechanism, GSWC’s revenues and earnings will be subject to future volatility as a result of fluctuations in customer consumption.
Electric
Electric revenues for the three months ended June 30, 2026 increased by $0.7 million to $13.6 million largely resulting from an increase in revenues from fourth-year electric rate increases implemented in 2026 as compared to the same period of 2025, and an increase in additional revenues from the approval of certain advice letter projects that were implemented after the second quarter of 2025. These increases were partially offset by a decrease in billed surcharges of $0.4 million. Changes in billed surcharge revenues are offset by equal changes in operation expenses, resulting in no impact to earnings.
Billed electric usage for the second quarter of 2026 was 7.8% lower than the same period in 2025; however, due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in electric usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining water and/or wastewater systems at various military bases.  For the three months ended June 30, 2026, revenues from contracted services increased by $6.2 million to $36.6 million as compared to $30.4 million for the same period in 2025. The increase was primarily due to an increase in construction activities and an increase in management fees from economic price adjustments.
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

Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest portion of total consolidated operating expenses. Supply costs accounted for 32.0% and 32.9% of total operating expenses for the three months ended June 30, 2026 and 2025, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. Overall actual percentages of purchased water for the three months ended June 30, 2026 and 2025 were 40.7% and 43.2%, respectively.
Effective January 1, 2025, GSWC transitioned from a full cost balancing account for water supply known as the MCBA to an incremental cost balancing account (“ICBA”) for supply costs. The ICBA does not include the impact from changes in water supply source mix compared to the adopted mix incorporated in the revenue requirement, but allows GSWC to track differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs. Without the MCBA mechanism in place there may be volatility to Registrant’s earnings as a result of changes in water supply source mix. As of June 30, 2026, the balances recorded in the ICBA were not significant.
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the three months ended June 30, 2026 and 2025, water supply costs consisted of the following amounts (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water purchased	$23,543	$23,911	$(368)	(1.5)%
Power purchased for pumping	3,699	3,554	145	4.1%
Groundwater production assessment	7,270	6,125	1,145	18.7%
Water supply cost balancing accounts *	185	369	(184)	(49.9)%
Total water supply costs	$34,697	$33,959	$738	2.2%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $0.2 million and $(0.1) million for the three months ended June 30, 2026 and 2025, respectively.
Water purchased costs for the second quarter of 2026 decreased to $23.5 million as compared to $23.9 million for the same period in 2025. Although there was an increase in customer consumption, the actual water supply source mix included less purchased water during the three months ended June 30, 2026 compared to the same period in 2025 due primarily to wells being brought back online in certain customer service areas. As a result of the increase in water produced from GSWC's wells, there was an increase in power purchased for pumping of $0.1 million and $1.1 million groundwater production assessment compared to the same period in 2025.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the three months ended June 30, 2026 and 2025, electric supply costs consisted of the following amounts (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ CHANGE	% CHANGE
Power purchased for resale	$2,766	$3,466	$(700)	(20.2)%
Electric supply cost balancing account *	62	(505)	567	(112.3)%
Total electric supply costs	$2,828	$2,961	$(133)	(4.5)%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $0.2 million and $(0.1) million for the three months ended June 30, 2026 and 2025, respectively.
For the three months ended June 30, 2026, the cost of power purchased for resale to BVES’s electric customers decreased by $0.7 million to $2.8 million as compared to $3.5 million during the same period in 2025 due to lower customer usage and lower overall average prices per megawatt-hour, including fixed costs. The change in the electric supply cost balancing account in 2026 when compared to 2025 is also due to lower customer usage.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the three months ended June 30, 2026 and 2025, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water Services	$8,111	$8,800	$(689)	(7.8)%
Electric Services	1,235	1,079	156	14.5%
Contracted Services	2,688	2,431	257	10.6%
Total other operation	$12,034	$12,310	$(276)	(2.2)%
The decrease in other operation expenses at the water segment was largely due to a decrease in billed surcharges of $0.5 million compared to the same period in 2025 from surcharges implemented in 2025 to recover balances previously tracked in CPUC-authorized balancing and memorandum accounts. Billed surcharges had a corresponding and offsetting change in other operation expenses, resulting in no net impact to earnings. There was also a decrease in water treatment and chemical costs as compared to the same period in 2025.
The increase in other operation expenses at the electric segment was primarily due to higher operation-related outside service costs. The increase at the contracted services segment was largely due to higher labor and fuel costs.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended June 30, 2026 and 2025, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water Services	$15,337	$15,952	$(615)	(3.9)%
Electric Services	3,183	3,648	(465)	(12.7)%
Contracted Services	5,999	5,620	379	6.7%
AWR (parent)	2	2	—	—%
Total administrative and general	$24,521	$25,222	$(701)	(2.8)%
Administrative and general expenses decreased at the water segment due largely to a decrease in billed surcharges of $1.1 million compared to the same period in 2025. The surcharges were implemented in 2025 to recover balances previously tracked in CPUC-authorized balancing and memorandum accounts. Billed surcharges had a corresponding and offsetting change in administrative and general expenses, resulting in no net impact to earnings. This decrease was partially offset by higher labor costs and other employee-related benefits, and outside services costs including related to various regulatory filings.
Administrative and general expenses decreased at the electric segment due largely to a decrease in outside-service costs, as well as a decrease in billed surcharges of $0.2 million to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Changes in revenues from billed surcharges had a corresponding and offsetting change in administrative and general expenses, resulting in no impact to earnings.
Administrative and general expenses increased at the contracted services segment primarily due to higher labor costs.
Depreciation and Amortization
For the three months ended June 30, 2026 and 2025, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water Services	$10,733	$9,895	$838	8.5%
Electric Services	1,068	899	169	18.8%
Contracted Services	946	887	59	6.7%
Total depreciation and amortization	$12,747	$11,681	$1,066	9.1%
The overall increase in depreciation and amortization expense resulted primarily from capital additions to utility plant and other fixed assets placed in service.

Maintenance
For the three months ended June 30, 2026 and 2025, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water Services	$3,005	$2,824	$181	6.4%
Electric Services	1,559	1,725	(166)	(9.6)%
Contracted Services	1,637	1,580	57	3.6%
Total maintenance	$6,201	$6,129	$72	1.2%
Maintenance expense increased at the water segment due primarily to higher overall maintenance activities compared to the same period in 2025.
Maintenance expense decreased at the electric services segment due largely to a decrease in billed surcharges of $0.2 million to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Changes in revenues from billed surcharges had a corresponding and offsetting change in maintenance expense, resulting in no impact to earnings.
Property and Other Taxes
For the three months ended June 30, 2026 and 2025, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water Services	$6,198	$5,710	$488	8.5%
Electric Services	750	650	100	15.4%
Contracted Services	596	595	1	0.2%
Total property and other taxes	$7,544	$6,955	$589	8.5%
Property and other taxes increased at both the water and electric segments due mainly to higher property taxes from capital additions.
ASUS Construction
For the three months ended June 30, 2026, construction expenses for contracted services were $16.7 million, an increase of $3.9 million compared to the same period in 2025, primarily resulting from an increase in new construction activities as compared to the same period of 2025.
Interest Expense
For the three months ended June 30, 2026 and 2025, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water Services	$9,618	$9,265	$353	3.8%
Electric Services	1,291	1,202	89	7.4%
Contracted Services	39	179	(140)	(78.2)%
AWR (parent)	1,226	1,462	(236)	(16.1)%
Total interest expense	$12,174	$12,108	$66	0.5%
AWR’s borrowings consist of revolving credit facilities, while GSWC and BVES borrowings consist of revolving credit facilities and long-term debt issuances. Interest expense at the water segment increased as compared to the same period in 2025 due primarily to the impact of capitalizing debt costs in 2025 related to certain advice letter projects approved in the latest water general rate case, with no similar item in 2026. Interest expense at the electric segment increased as compared to the same period in 2025 due primarily to lower AFUDC recognized in 2026. In 2025, BVES recognized higher levels of AFUDC related to certain advice letter projects approved in the latest electric general rate case. The interest expense at the contracted services segment and AWR (parent) decreased as compared to the same period in 2025 primarily due to lower average borrowing levels and lower interest rates. The overall combined average interest rates were 4.99% and 5.10% for the three months ended June 30, 2026 and 2025, respectively.

Interest Income
For the three months ended June 30, 2026 and 2025, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water Services	$419	$936	$(517)	(55.2)%
Electric Services	253	350	(97)	(27.7)%
Contracted Services	201	202	(1)	(0.5)%
AWR (parent)	13	10	3	30.0%
Total interest income	$886	$1,498	$(612)	(40.9)%
For the three months ended June 30, 2026, interest income decreased at both the water and electric segments when compared to the same period in 2025 largely due to decreases in interest income earned on regulatory assets. Regulatory asset balances will decrease as surcharges are approved and implemented. As a result of receiving final CPUC decisions in early 2025 for both the water and electric general rate cases, surcharges were implemented during 2025 to recover balances previously tracked in CPUC-authorized balancing and memorandum accounts.
Other Income and (Expenses), net
For the three months ended June 30, 2026 and 2025, other income and (expenses), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water Services	$4,973	$3,008	$1,965	65.3%
Electric Services	29	147	(118)	(80.3)%
Contracted Services	7	12	(5)	(41.7)%
AWR (parent)	61	409	(348)	(85.1)%
Total other income and (expenses), net	$5,070	$3,576	$1,494	41.8%
For the three months ended June 30, 2026, other income (net of other expense) increased largely because of gains of $4.3 million recorded on investments held to fund one of the Company’s retirement plans in 2026, compared to gains of $2.7 million recorded in 2025, and a decrease in the non-service cost components related to GSWC’s benefit plans resulting from changes in actuarial assumptions. However, as a result of GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefits costs related to the pension plan have no material impact to earnings.
The decrease in other income for the electric segment is due primarily to a decrease in AFUDC (equity) earned on certain CPUC-approved advice letter projects while under construction compared to same period in 2025 as projects were completed and placed into service. The decrease in other income for AWR (parent) is due primarily to a decrease in non-regulated-related activities.
Income Tax Expense
For the three months ended June 30, 2026 and 2025, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water Services	$12,642	$9,096	$3,546	39.0%
Electric Services	502	85	417	*
Contracted Services	1,984	1,599	385	24.1%
AWR (parent)	(649)	(545)	(104)	19.1%
Total income tax expense	$14,479	$10,235	$4,244	41.5%
* not meaningful
AWR’s ETR was 25.1% and 23.3% for the three months ended June 30, 2026 and 2025, respectively. GSWC’s ETR was 25.9% and 24.4% for each of the periods ended June 30, 2026 and 2025, respectively. The increase in the ETRs during the three months ended June 30, 2026 was primarily due to changes in certain flowed-through income taxes at the regulated utilities.

Consolidated Results of Operations — Six Months Ended June 30, 2026 and 2025 (amounts in thousands, except per share amounts):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$244,160	$221,700	$22,460	10.1%
Electric	32,283	27,930	4,353	15.6%
Contracted services	74,038	61,449	12,589	20.5%
Total operating revenues	350,481	311,079	39,402	12.7%

OPERATING EXPENSES
Water purchased	44,903	40,219	4,684	11.6%
Power purchased for pumping	6,996	6,703	293	4.4%
Groundwater production assessment	12,797	11,804	993	8.4%
Power purchased for resale	7,558	9,534	(1,976)	(20.7)%
Supply cost balancing accounts	(71)	(1,852)	1,781	(96.2)%
Other operation	23,302	22,800	502	2.2%
Administrative and general	52,675	52,097	578	1.1%
Depreciation and amortization	25,431	23,263	2,168	9.3%
Maintenance	11,901	10,276	1,625	15.8%
Property and other taxes	15,567	13,907	1,660	11.9%
ASUS construction	34,080	25,823	8,257	32.0%
Total operating expenses	235,139	214,574	20,565	9.6%

OPERATING INCOME	115,342	96,505	18,837	19.5%

OTHER INCOME AND EXPENSES
Interest expense	(24,281)	(24,190)	(91)	0.4%
Interest income	1,862	3,511	(1,649)	(47.0)%
Other, net	4,650	3,405	1,245	36.6%
Total other income (expenses), net	(17,769)	(17,274)	(495)	2.9%

INCOME BEFORE INCOME TAX EXPENSE	97,573	79,231	18,342	23.2%

Income tax expense	24,351	18,697	5,654	30.2%

NET INCOME	$73,222	$60,534	$12,688	21.0%

Basic earnings per Common Share	$1.86	$1.57	$0.29	18.5%

Fully diluted earnings per Common Share	$1.86	$1.57	$0.29	18.5%

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
Water
For the six months ended June 30, 2026, revenues from water operations increased by $22.5 million to $244.2 million as compared to the same period in 2025. The increase in water revenues during the six months of 2026 is primarily a result of the (i) the CPUC-approved second-year rate increases effective January 1, 2026, (ii) additional revenues approved to recover the advice letter capital projects that were added to adopted rate base for inclusion in the revenue requirement effective January 1, 2026, (iii) additional revenues for increases in the per-unit water supply costs incurred, which result in no net impact to earnings, and (iv) an increase in water consumption as further described below. These increases were partially offset by a decrease in billed surcharges of $2.0 million compared to the same period in 2025. CPUC-approved surcharges are billed to customers to recover previously incurred costs. Changes in billed surcharge revenues are offset by equal changes in operation expenses, resulting in no impact to earnings.
Water consumption for the six months ended June 30, 2026 was higher by 2.2% as compared to the same period in 2025. Prior to 2025, changes in consumption did not have a significant impact on recorded revenues due to the CPUC-approved full revenue decoupling mechanism, known as the WRAM, which adjusted volumetric revenues to adopted levels authorized by the CPUC. As previously discussed, the final decision in the latest general rate case rejected GSWC’s request for the continuation of the WRAM, and instead ordered GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”). Without having a full revenue decoupling mechanism, GSWC’s revenues and earnings will be subject to future volatility as a result of significant fluctuations in customer consumption.
Electric
Electric revenues for the six months ended June 30, 2026 increased by $4.4 million to $32.3 million largely resulting from an increase in revenues from fourth-year electric rate increases implemented in 2026 as compared to the same period of 2025, an increase in additional revenues from the approval of certain advice letter projects that were implemented after the second quarter of 2025, and an increase in billed surcharges of $1.2 million. As previously discussed, changes in billed surcharge revenues are offset by equal changes in operating expenses, resulting in no net impact to earnings.
Electric usage for the six months ended June 30, 2026 was lower by 6.1% compared to the same period in 2025; however, due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases. For the six months ended June 30, 2026, revenues from contracted services increased by $12.6 million to $74.0 million as compared to $61.4 million for the same period in 2025. The increase was primarily due to an increase in construction activities and an increase in management fees from economic price adjustments.
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
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest portion of total consolidated operating expenses. Supply costs accounted for approximately 30.7% and 30.9% of total operating expenses for the six months ended June 30, 2026 and 2025, respectively.

Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages of purchased water for the six months ended June 30, 2026 and 2025 were 43.0% and 41.6%, respectively.
Effective January 1, 2025, GSWC transitioned from a full cost balancing account for water supply known as the MCBA to an incremental cost balancing account (“ICBA”) for supply costs. The ICBA does not include the impact from changes in water supply source mix compared to the adopted mix incorporated in the revenue requirement, but allows GSWC to track differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs. Without the MCBA mechanism in place there may be volatility to Registrant’s earnings as a result of changes in water supply source mix. As of June 30, 2026, the balances recorded in the ICBA were not significant.
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the six months ended June 30, 2026 and 2025, water supply costs consisted of the following amounts (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water purchased	$44,903	$40,219	$4,684	11.6%
Power purchased for pumping	6,996	6,703	293	4.4%
Groundwater production assessment	12,797	11,804	993	8.4%
Water supply cost balancing accounts *	262	656	(394)	(60.1)%
Total water supply costs	$64,958	$59,382	$5,576	9.4%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(0.1) million and $(1.9) million for the six months ended June 30, 2026 and 2025, respectively.
Water purchased costs for the six months ended June 30, 2026 increased to $44.9 million as compared to $40.2 million for the same period in 2025 due primarily to higher wholesale water per-unit prices that are being recovered in current rates, and an actual water supply source mix that included more purchased water during the six months ended June 30, 2026 compared to the same period in 2025 resulting from wells being temporarily offline in a few customer service areas during the first quarter of 2026, with some wells coming back online in the second quarter. Power purchased for pumping and groundwater production assessment increased as a result of higher customer consumption and water production compared to the same period in 2025, as well as increases in electricity provider rates and pump tax rates that are also being recovered in current rates.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the six months ended June 30, 2026 and 2025, electric supply costs consisted of the following amounts (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ CHANGE	% CHANGE
Power purchased for resale	$7,558	$9,534	$(1,976)	(20.7)%
Electric supply cost balancing account *	(333)	(2,508)	2,175	(86.7)%
Total electric supply costs	$7,225	$7,026	$199	2.8%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(0.1) million and $(1.9) million for the six months ended June 30, 2026 and 2025, respectively.
For the six months ended June 30, 2026, the cost of power purchased for resale to BVES’s electric customers decreased to $7.6 million as compared to $9.5 million during the same period in 2025 largely because of lower customer usage and lower overall average prices per megawatt-hour including fixed costs. The change in the electric supply cost balancing account during the six months ended June 30, 2026 compared to the same period in 2025 was also due to lower customer usage.
Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-services costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the six months ended June 30, 2026 and 2025, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water Services	$15,255	$15,475	$(220)	(1.4)%
Electric Services	2,576	2,320	256	11.0%
Contracted Services	5,471	5,005	466	9.3%
Total other operation	$23,302	$22,800	$502	2.2%
For the six months ended June 30, 2026, the decrease in other operation expenses at the water segment was largely due to a decrease of $0.6 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts, partially offset by an increase in water conservation spending. Changes in billed surcharges had a corresponding and offsetting change in other operation expenses, resulting in no net impact to earnings.
The increase at the electric segment was due primarily to higher operation-related outside services costs. The increase at the contracted services segment was largely due to higher labor, fuel, and chemicals for treatment costs.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the six months ended June 30, 2026 and 2025, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water Services	$33,091	$33,609	$(518)	(1.5)%
Electric Services	6,849	6,746	103	1.5%
Contracted Services	12,731	11,739	992	8.5%
AWR (parent)	4	3	1	33.3%
Total administrative and general	$52,675	$52,097	$578	1.1%
Administrative and general expenses decreased at the water segment largely due to a decrease in billed surcharges of $1.4 million compared to the same period in 2025. The surcharges were implemented in 2025 to recover balances previously tracked in CPUC-authorized balancing and memorandum accounts. Changes in billed surcharges had a corresponding and offsetting change in administrative and general expenses, resulting in no net impact to earnings. This decrease was partially offset by higher labor costs and other employee-related benefits, and outside services costs including related to various regulatory filings.
Administrative and general expenses increased at the electric segment due, in part, to an increase of $0.4 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts, partially offset by lower outside services costs. Changes in billed surcharges had a corresponding and offsetting change in administrative and general expenses, resulting in no impact to earnings.
Administrative and general expenses increased at the contracted services segment primarily due to higher labor, employee-related benefit, and outside services costs.
Depreciation and Amortization
For the six months ended June 30, 2026 and 2025, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water Services	$21,392	$19,719	$1,673	8.5%
Electric Services	2,134	1,784	350	19.6%
Contracted Services	1,905	1,760	145	8.2%
Total depreciation and amortization	$25,431	$23,263	$2,168	9.3%
Overall depreciation and amortization expense increased largely due to capital additions to utility plant and other fixed assets placed in service.

Maintenance
For the six months ended June 30, 2026 and 2025, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water Services	$5,079	$4,828	$251	5.2%
Electric Services	3,809	2,636	1,173	44.5%
Contracted Services	3,013	2,812	201	7.1%
Total maintenance	$11,901	$10,276	$1,625	15.8%
Maintenance expense increased at the water segment due to an overall increase in maintenance activities as compared to the same prior in 2025.
Maintenance expense increased at the electric segment due, in large part, to an increase of $0.8 million in billed surcharges to recover previously incurred vegetation management costs that had been tracked in CPUC-authorized memorandum accounts, partially offset by lower outside services costs. Changes in billed surcharges had a corresponding and offsetting change in maintenance expense, resulting in no impact to earnings. There was also an increase in maintenance activity compared to the same period in 2025.
Maintenance expense increased at the contracted services segment due to higher planned and unplanned maintenance-related activities compared to the same period in 2025.
Property and Other Taxes
For the six months ended June 30, 2026 and 2025, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water Services	$12,718	$11,334	$1,384	12.2%
Electric Services	1,572	1,336	236	17.7%
Contracted Services	1,277	1,237	40	3.2%
Total property and other taxes	$15,567	$13,907	$1,660	11.9%
Property and other taxes increased at the water and electric segments largely due to an increase in property taxes resulting from capital additions and higher assessed values.
ASUS Construction
For the six months ended June 30, 2026, construction expenses for contracted services were $34.1 million, an increase of $8.3 million compared to the same period in 2025, primarily resulting from an increase in new construction activities during 2026.
Interest Expense
For the six months ended June 30, 2026 and 2025, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water Services	$19,010	$18,593	$417	2.2%
Electric Services	2,544	2,338	206	8.8%
Contracted Services	110	492	(382)	(77.6)%
AWR (parent)	2,617	2,767	(150)	(5.4)%
Total interest expense	$24,281	$24,190	$91	0.4%
AWR’s borrowings consist of bank notes under revolving credit facilities, while GSWC and BVES borrowings consist of revolving credit facilities and long-term debt issuances. Interest expense at the water segment increased as compared to the same period in 2025 due primarily to the impact of capitalizing debt costs in 2025 related to certain advice letter projects approved in the latest water general rate case, with no similar item in 2026; partially offset by decreases in overall borrowing levels and average interest rates. Interest expense at the electric segment increased as compared to the same period in 2025 due primarily to lower AFUDC recognized in 2026, together with an increase in interest expense from higher average borrowing levels. During 2025, BVES recognized higher levels of AFUDC related to certain advice letter projects approved by the CPUC in the latest general rate case that was recorded in 2025. The interest expense at the contracted services segment decreased as compared to the same period in 2025 resulting primarily from lower average borrowing levels and lower interest rates. The interest expense at AWR (parent) decreased as compared to the same period in 2025 resulting primarily from lower average interest rates, partially offset by higher average borrowings. The overall combined average interest rates were 5.02% and 5.12% for the six months ended June 30, 2026 and 2025, respectively.
Interest Income
For the six months ended June 30, 2026 and 2025, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water Services	$897	$2,208	$(1,311)	(59.4)%
Electric Services	543	874	(331)	(37.9)%
Contracted Services	401	401	—	—%
AWR (parent)	21	28	(7)	(25.0)%
Total interest income	$1,862	$3,511	$(1,649)	(47.0)%
The decreases in interest income at both the water and electric segment when compared to the same period in 2025 is largely due to decreases in interest income earned on regulatory assets. Regulatory asset balances will decrease as surcharges are approved and implemented. As a result of receiving final CPUC decisions in early 2025 for both the water and electric general rate cases, surcharges were implemented during 2025 to recover balances previously tracked in CPUC-authorized balancing and memorandum accounts.
Other Income and (Expenses), net
For the six months ended June 30, 2026 and 2025, other income and (expenses), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water Services	$4,436	$2,688	$1,748	65.0%
Electric Services	74	316	(242)	(76.6)%
Contracted Services	22	(8)	30	*
AWR (parent)	118	409	(291)	(71.1)%
Total other income and (expenses), net	$4,650	$3,405	$1,245	36.6%
* not meaningful
    For the six months ended June 30, 2026, other income (net of other expenses) increased at the water segment largely because of gains of $3.1 million recorded on investments held to fund one of the Company’s retirement plans in 2026, compared to gains of $2.2 million recorded in 2025, and a decrease in non-service costs components related to GSWC’s benefit plans resulting from changes in actuarial assumptions. However, as a result of GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefits costs related to the pension plan have no material impact to earnings. The decrease in other income for the electric segment is due primarily to less AFUDC (equity) earned on certain CPUC-approved advice letter projects while under construction in 2025. The capital projects were approved for recovery through advice letters that were completed and placed in service in 2025. The decrease in other income for AWR (parent) is due primarily to a decrease in non-regulated-related activities.

Income Tax Expense
For the six months ended June 30, 2026 and 2025, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ CHANGE	% CHANGE
Water Services	$20,206	$15,610	$4,596	29.4%
Electric Services	1,386	1,132	254	22.4%
Contracted Services	3,873	2,976	897	30.1%
AWR (parent)	(1,114)	(1,021)	(93)	9.1%
Total income tax expense	$24,351	$18,697	$5,654	30.2%
Consolidated income tax expense for the six months ended June 30, 2026 increased by $5.7 million primarily due to the increase in consolidated pretax income as compared to the same period in 2025. AWR’s ETR was 25.0% and 23.6% for the six months ended June 30, 2026 and 2025, respectively. GSWC’s ETR was 25.9% and 24.5% for the six months ended June 30, 2026 and 2025, respectively. The increase in GSWC’s ETR was due largely due to changes in certain flowed-through income taxes.

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
Liquidity and Capital Resources
AWR
AWR’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase in future periods due to the need for additional external capital to fund construction programs at its regulated utilities and if market interest rates increase. In addition, as the capital investment programs continues to increase, AWR and its subsidiaries anticipate they will need to access external financing more often. External financing may also be needed to cover costs incurred in connection with capital investments that are not covered in rates due to delays in obtaining approval of general rate cases by the CPUC.
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVES to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $962.2 million was available for GSWC to pay dividends to AWR on June 30, 2026. Approximately $122.5 million was available for BVES to pay dividends to AWR as of June 30, 2026. ASUS’s ability to pay dividends to AWR is dependent upon state laws in which each ASUS subsidiary operates, as well as ASUS’s ability to pay dividends under California law.
When necessary, AWR obtains funds from external sources through the capital markets and from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general, as well as conditions in the debt or equity capital markets.
In February 2024, AWR entered into an equity distribution agreement, which was subsequently amended on February 20, 2026 (the “Equity Distribution Agreement”) with third-party sales agents, under which AWR could offer and sell Common Shares, from time to time at its sole discretion, through an ATM offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. AWR used the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and making equity contributions to its subsidiaries. During the six months ended June 30, 2026, AWR sold 526,959 Common Shares through the ATM offering program and raised net proceeds of $39.9 million, bringing the total raised through June 30, 2026 to $40.7 million, net of $0.6 million of commissions paid under the terms of the Equity Distribution Agreement. On June 12, 2026, AWR successfully completed the program, reaching the maximum aggregate offering capacity of $200 million in gross proceeds raised. AWR has no plans to issue additional equity through, at least, the end of 2029 to support its current operations.
In June 2023, AWR and GSWC each entered into credit agreements with an original term of five years provided by a syndicate of banks and financial institutions. Both credit agreements, as amended, are scheduled to mature in June 2029. As of June 30, 2026, the credit agreements provide AWR and GSWC unsecured revolving credit facilities with borrowing capacities of $195.0 million and $200.0 million, respectively. Under the terms of the credit agreements, as of June 30, 2026, the borrowing capacities for AWR and GSWC may be expanded up to an additional $30.0 million and $75.0 million, respectively, subject to the lenders’ approval. AWR’s credit facility primarily provides support to AWR (parent) and ASUS, while GSWC’s credit agreement provides support to its water operations and capital expenditures. As of June 30, 2026, AWR’s outstanding borrowings under its credit facility of $77.0 million have been classified as non-current liabilities on AWR’s Consolidated Balance Sheet. The CPUC requires GSWC to completely pay off all borrowings under its revolving credit facility within a 24-month period after which GSWC may again borrow under its facility. GSWC’s pay-off period for its credit facility currently ends in November 2027. As of June 30, 2026, there were $38.0 million of outstanding borrowings under GSWC’s facility and have been classified as non-current liabilities in both AWR’s Consolidated Balance Sheet and GSWC’s Balance Sheet.

As of June 30, 2026, GSWC has unsecured private placement notes of $65.0 million that will mature on June 5, 2027. Consequently, this balance has been classified within current liabilities in the accompanying balance sheets. It is management's current intention to refinance this obligation prior to its maturity date either through the issuance of new long-term debt, an equity contribution by AWR parent, or a combination of the two. While GSWC will actively evaluate long-term financing alternatives and participate in discussions with potential lenders, no formal commitment or refinancing agreement has been executed as of the filing of this Form 10-Q.
BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures, which provides a borrowing capacity of $65.0 million and matures in December 2028. BVES has an option to expand the borrowing capacity by up to an additional $25.0 million, subject to lender’s approval. BVES’s revolving credit facility is considered a short-term debt arrangement by the CPUC. Therefore, pursuant to the CPUC’s requirements, borrowings under this credit facility are required to be fully paid off within a 24 month period, after which BVES may borrow under the credit facility again. BVES’s next pay-off period currently ends in May 2028. As of June 30, 2026, there were $4.0 million outstanding borrowings under BVES’s credit facility and have been classified as non-current liabilities in AWR’s Consolidated Balance Sheet.
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
AWR’s ability to pay cash dividends on its Common Shares depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On July 28, 2026, AWR’s Board of Directors approved an 8.2% increase in the third quarter dividend of $0.5455 per share from $0.5040 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on September 2, 2026 to shareholders of record at the close of business on August 17, 2026. Registrant has paid Common Share dividends every year since 1931 and has increased the dividends received by shareholders each calendar year for 72 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR’s quarterly dividend rate has grown at a compound annual growth rate (“CAGR”) of 8.4% over the last five years since the third quarter of 2021, and is on pace to achieve a 10-year CAGR of 8.7% in its calendar year dividend payments through 2026. AWR’s current policy is to achieve a CAGR in the dividend of more than 7% over the long-term.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes. Cash generated by operations varies during the year. Net cash provided by operating activities of AWR was $116.6 million for the six months ended June 30, 2026 as compared to $109.6 million for the same period in 2025. The net increase in operating cash flows was largely due to the timing of cash receipts and disbursements related to working capital items. In particular, the implementation of new rates and surcharges at our regulated utilities added to cash flows from operations. The increase in cash flows from operating activities also resulted from differences at ASUS in the timing of vendor payments and the receipt of cash for construction work at military bases. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. In addition, during the first half of 2026, AWR received approximately $4 million in PFAS contamination litigation proceeds as plaintiffs in class action lawsuits.
The increases in cash flows from operating activities discussed above were partially offset by, among other things, the timing of accounts payable disbursements and of income tax payments. The timing of income tax payments have contributed to a decrease in operating cash flows as income tax installment payments were made for the six months ended June 30, 2026, while in 2025 no payments were made as a result of wildfire tax relief legislation, which allowed for the postponement of income tax payment deadlines until October 15, 2025.
Cash Flows from Investing Activities:
Net cash used in investing activities was $96.7 million for the six months ended June 30, 2026 as compared to $118.3 million for the same period in 2025, which is mostly related to capital expenditures at the regulated utilities. GSWC and BVES invest capital to provide essential services to their regulated customer bases, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. AWR’s infrastructure investment plan consists of both infrastructure renewal programs (to replace infrastructure, including those to mitigate wildfire risk) and major capital investment projects (to construct new water treatment, supply and delivery facilities and electric facilities). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision.
For the year 2026, the regulated utilities’ company-funded capital expenditures are estimated to be approximately $185 - $220 million, barring any delays resulting from changes in capital improvement schedules due to unfavorable weather conditions and supply chain issues.
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
Net cash used by financing activities was $17.0 million for the six months ended June 30, 2026 as compared to cash provided of $2.3 million during the same period in 2025. The decrease in net cash provided by financing activities was due primarily to a decrease in total capital (debt and equity) raised and needed in 2026 as compared to 2025 due, in large part, to an increase in cash flows from operating activities and decrease in capital expenditures. In 2025, both GSWC and BVES issued long-term debt totaling $100.0 million and $50.0 million, respectively, with a large portion of the proceeds used to pay down outstanding borrowings under their respective credit facilities. During the six months ended June 30, 2026, AWR had net payments on its credit facilities of $22.0 million. Credit facilities have been used to support its operations and ongoing capital expenditure programs. There was also an increase in the proceeds from the issuance of common shares under AWR’s ATM offering program in 2026 as compared to 2025. For the six months ended June 30, 2026, AWR sold 526,959 Common Shares through its ATM offering program and raised proceeds net of issuance costs of $39.9 million, while during the six months ended June 30, 2025, AWR sold 334,548 Common Shares through its ATM offering program and raised proceeds net of issuance costs of $25.6 million. On June 12, 2026, AWR successfully completed the program, reaching the maximum aggregate offering capacity of $200 million in gross proceeds raised. AWR has no plans to issue additional equity through the end of 2029 to support its current operations and likely beyond 2029 based on current estimates.

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
In March 2025, the CPUC issued a final decision in GSWC’s financing application, which among other things, approved GSWC’s request to issue up to $750.0 million of additional long-term debt and equity securities. Under the current financing application authorized by the CPUC, GSWC has $588.0 million remaining and available that provides for long-term financing and which are expected to be used over the next 1 to 6 years to pay down portions of the outstanding borrowings under GSWC’s credit facility and support its operations and capital program. As of June 30, 2026, GSWC has unsecured private placement notes of $65.0 million that will mature on June 5, 2027. Consequently, this balance has been classified within current liabilities in GSWC’s balance sheet. It is management's current intention to refinance this obligation prior to its maturity date either through the issuance of new long-term debt or from an equity contribution by AWR parent. While GSWC will actively evaluate long-term financing alternatives and participate in discussions with potential lenders, no formal commitment or refinancing agreement has been executed as of the filing of this Form 10-Q.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $85.5 million for the six months ended June 30, 2026 as compared to $83.3 million for the same period in 2025. The increase in operating cash flow was due primarily to (i) new water rates implemented effective January 1, 2026 that were approved in the latest general rate case proceeding, and (ii) the implementation, in May 2025, of the WRAM/MCBA surcharges related to the recovery of all pre-2025 revenue and supply cost activity with the majority to be recovered over 18 months. In addition, during the second quarter, GSWC received approximately $3.1 million in PFAS contamination litigation proceeds as a plaintiff in class action lawsuits. These increases in cash flows from operating activities were partially offset by, among other things, the timing of accounts payable disbursements and of income tax payments. The timing of income tax payments have contributed to a decrease in operating cash flows as income tax installment payments were made for the six months ended June 30, 2026, while in 2025 no payments were made as a result of wildfire tax relief legislation, which allowed for the postponement of income tax payment deadlines until October 15, 2025. The timing of other cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $84.8 million for the six months ended June 30, 2026 as compared to $101.0 million for the same period in 2025, which is mostly related to spending under GSWC’s infrastructure investment plans that are consistent with capital budgets authorized in its general rate cases.
Cash Flows from Financing Activities:
Net cash used by financing activities was $1.8 million for the six months ended June 30, 2026 as compared to $15.7 million net cash provided for the same period in 2025.  The decrease in net cash provided by financing activities was due primarily to a decrease in total capital (debt and equity) raised and needed in 2026 as compared to 2025 due, in large part, to an increase in cash flows from operating activities and decrease in GSWC's capital expenditures.
During 2025, GSWC issued long-term debt of $100.0 million and issued common shares to AWR (parent) in exchange for a contribution of $50.0 million with funds used to pay down its credit facility. During the six months ended June 30, 2026, GSWC had net borrowings on its credit facility of $25.0 million, while during the six months ended June 30, 2025, GSWC had net payments on its credit facility of $115.0 million. In addition, GSWC paid dividends to AWR of $31.5 million as compared to $18.0 million paid during the same period in 2025.

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
During sequestration or automatic spending cuts, and also during the U.S. government partial shutdowns in early 2026, the subsidiaries of ASUS have not experienced and are not expected to experience any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an “excepted service.” With the expiration of sequestration, similar issues including further sequestration pursuant to the Balanced Budget and Emergency Deficit Control Act may arise as part of the fiscal uncertainty and/or future debt-ceiling limits imposed by Congress. Management expects that any future impact on ASUS and its operations through its subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, (d) the timing of construction work associated with delays in receiving construction permits from furloughs at government agencies, and/or (e) delays in solicitation for and/or awarding of new contracts under the Department of Defense contracting programs. In the event a U.S. government shutdown extends for an unprecedented and much longer period than that experienced in early 2026, ASUS’s liquidity and earnings could be impacted.
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
General Rate Cases and Changes in Rates During 2026
Water Segment:
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. In January 2025, the CPUC issued a final decision in GSWC’s latest general rate case proceeding that set new rates for the years 2025 - 2027. In December 2025, GSWC received approval from the CPUC to implement its full second-year rate increases, effective January 1, 2026, that will result in higher adopted operating revenues less water supply cost for 2026 of approximately $32.0 million compared to 2025’s adopted operating revenues less water supply cost. Included in the 2026 increase is nearly $11 million related to advice letter capital projects. The assets from the advice letter projects and the related amounts in a memorandum account were added to the adopted rate base for inclusion in the revenue requirement effective January 1, 2026.
Water General Rate Case for the years 2028–2030
On July 1, 2026, GSWC filed a general rate case application for all its water regions and the general office. This general rate case will determine new water rates for the years 2028 – 2030. Among other things, GSWC requested capital budgets of approximately $1 billion for the three-year rate cycle. GSWC also requested to reinstate regulatory mechanisms to accommodate fully decoupled revenues and sales and to track differences between recorded and CPUC-authorized supply-related expenses. In an August 2020 decision, the CPUC discontinued the use of the WRAM and the MCBA at water utilities, which GSWC implemented in 2008, but was discontinued for GSWC after 2024. A decision in the water general rate case is expected in the fourth quarter of 2027, with new rates to become effective January 1, 2028.
Electric Segment:
Rates that BVES is authorized to charge are determined by the CPUC in general rate cases. In January 2025, the CPUC issued a final decision in BVES’s general rate case proceeding that set new rates for the years 2023 - 2026, retroactive to January 1, 2023. Among other things, the final decision provided for an increase in adopted operating revenues of $3.3 million in 2026. Accordingly, new electric rates for 2026, which is the fourth year in the rate cycle, have been implemented and reflected in BVES results for the six months ended June 30, 2026.
Furthermore, with regards to the advice letter projects authorized in the general rate case as previously discussed, BVES completed and placed in service capital projects totaling approximately $28 million, including AFUDC. During 2025 and 2026, BVES filed various advice letters for these capital projects and the CPUC approved them at actual cost. Accordingly, BVES has implemented new rates to recover the revenue requirement associated with these advice letter projects that are expected to generate additional annual operating revenues of approximately $4 million.
Electric General Rate Case for the Years 2027–2030
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
Energy Savings Assistance (“ESA”) and California Alternate Rates for Energy (“CARE”) Programs and Budgets for the Years 2028 – 2033
On June 12, 2026, BVES filed an application to request budgets for its ESA and CARE Programs for program years 2028 – 2033. In the application, BVES is requesting budgets of $0.7 million and $6.8 million over the six year cycle for ESA and CARE, respectively.
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2025 filed with the SEC for a discussion of other regulatory matters.

Environmental Matters
AWR’s subsidiaries are subject to stringent environmental regulations. GSWC and ASUS are required to comply with the safe drinking water standards established by the U.S. EPA pursuant to section 1412 of the Public Health Service Act, as amended by the Safe Drinking Water Act, and codified at 40 CFR Part 141. GSWC is also required to comply with the safe drinking water standards promulgated by the Division of Drinking Water (“DDW”), under the California State Water Resources Control Board. The DDW, acting on behalf of the U.S. EPA, administers the U.S. EPA’s program for drinking water standards in California. Similarly, ASUS is required to comply with the drinking water standards that are administered by the relevant state agencies in the states in which it operates. The U.S. EPA regulates contaminants that may have adverse health effects that are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction.
Per- and Polyfluoroalkyl Substances (“PFAS”) Contamination Litigation Proceeds Memorandum Account:
GSWC has been a plaintiff in various class action lawsuits (against 3M Company, DuPont, and others) related to PFAS contamination affecting public water systems. A class settlement agreement among Tyco Fire Products LP (“Tyco”) and the class of eligible public water systems was entered into on April 12, 2024 and resolved any claims for PFAS contamination with Tyco. The class settlement agreement between the parties was approved by an order issued by the Federal District Court of South Carolina on November 22, 2024. As a result of the settlement, GSWC received from Tyco $2.2 million, net of legal and other fees, during the second quarter of 2026. In addition to the class settlement with Tyco, in June 2026, GSWC received a settlement payment of $0.9 million, net of legal and other fees, from BASF Corporation (“BASF”) pursuant to a class settlement agreement entered into on May 20, 2024 that resolved any claims for PFAS contamination with BASF.
Also, in connection with GSWC’s class settlement agreement entered into with 3M Company, on June 23, 2026, GSWC was notified that the third legal settlement payment of $3.3 million, net of legal and other fees, was paid by 3M Company to a qualified settlement fund and administered by a custodian for the benefit of GSWC. The funds are expected to be disbursed to GSWC in the third quarter of 2026.
Settlement proceeds received by GSWC have been and may be used for future capital investments or operations and maintenance expenses related to PFAS water contamination to its water systems or any PFAS related litigation against its water systems, which benefit GSWC’s customers. The CPUC has authorized GSWC to track in a memorandum account the settlement payments received by GSWC from lawsuits related to PFAS contamination in its water systems, which include the proceeds received for participation in class action lawsuits. The amounts in the memorandum account have been recorded as a regulatory liability and have been used, and will continue to be used in the future, to offset the incremental investments in replacement and treatment of property, as well as operations and maintenance expenses and other direct expenses related to PFAS contamination. As of June 30, 2026, GSWC has a $16.9 million regulatory liability related to the PFAS contamination litigation proceeds memorandum account.
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
GSWC continues to monitor contaminant levels for PFAS compounds in accordance with final U.S. EPA regulations. On May 18, 2026, the U.S. EPA announced two proposed rules concerning PFAS in drinking water for public comment, to retain the 4 ppt drinking water standards for PFOA and PFOS, rescind standards for four other PFAS (PFHxS, PFNA, HFPO-DA, and Hazard Index mixtures), and extend compliance deadlines until 2031.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2025 filed with the SEC for a discussion of environmental matters applicable to AWR and its subsidiaries.

Water Supply
Water year 2025-26 (“WY2026”), which began on October 1, 2025, has resulted in average precipitation, above average reservoir levels, and snowpack that peaked early in the season in mid-February. Dry conditions have prevailed since February with last reported snow levels in early June which were below average levels for that time of year. As of July 23, 2026, the average level for the State’s major reservoirs is at 106% of the historical average for this time of the year. As of July 28, 2026, the U.S. Drought Monitor reported that less than one percent of California was considered in a “Severe Drought” condition and only 6.5% was in “Moderate Drought” condition, as compared to a year ago where approximately 23% of California was considered in “Severe Drought” and 6% in “Extreme Drought.” Changes in weather patterns will continue to impact drought conditions in California.
The State Water Project (“SWP”) allocation for WY2026 was increased to 45% on May 14, 2026. The allocation was initially set at 10% in December and later increased to 30% in January. Invasive golden mussels native to southeast Asia were detected in the SWP conveyance network in mid-2025 and have impacted groundwater basin spreading operations that are critical water recharge facilities used to manage groundwater extractions in Southern California. As such, the Los Angeles County Department of Public Works, which owns and operates key spreading facilities in the San Gabriel Basin have already placed a moratorium on allowing SWP into their spreading basins. Basin agencies are working on mitigation plans to address this impact to basin management.
Prolonged drought conditions continue in the Colorado River System, which has experienced historically low reservoir levels in Lake Mead and Lake Powell since 2023. Reservoir levels for Lake Mead and Lake Powell are at only 27% and 22% of capacity, respectively, as of July 19, 2026. Projected inflow scenarios for the Colorado River are expected at continued low flow levels and a “Level 2 Shortage Condition” will continue into 2027 with a possibility of a “Level 3 Shortage Condition” in late 2027. Increasing shortage levels based on Lake Mead water pool elevations will impose increasing mandatory water reductions to the lower Colorado River States. Urgent action to reduce water demand on the lower river by 2 to 4 million acre feet annually has been requested by the U.S. Bureau of Reclamation (the “Bureau”), which resulted in a multi-year agreement known as the “California Colorado River Contractor Forbearance Agreement for 2024-2026” by the Imperial Irrigation District, Coachella Valley Water District, Metropolitan Water District (“MWD”), Palo Verde Irrigation District and the City of Needles. Operational agreements on how the Colorado River is managed will expire in the fall of 2026. The Bureau and basin states are in discussions regarding post-2026 river operations. An Environmental Impact Study (“EIS”) that considered various operational scenarios for the next 10 years is expected in late July 2026. GSWC will continue to monitor developments related to the Colorado River System and assess its impact on MWD and GSWC’s systems that utilized water sources provided by MWD member agencies.
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
(b) Changes in Internal Controls over Financial Reporting
There has been no change in Registrant’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors from what was previously disclosed in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.
Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds
The following table provides information about repurchases of Common Shares by AWR during the second quarter of 2026:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
April 1 - 30, 2026	6,124		$75.18	—	—
May 1 - 31, 2026	10,896		$75.65	—	—
June 1 - 30, 2026	11,531		$77.44	—	—
Total	28,551	(2)	$76.27	—
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosure
Not applicable

Item 5. Other Information
(a)    On July 28, 2026, AWR’s Board of Directors approved an 8.2% increase in the third quarter dividend of $0.5455 per share from $0.5040 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on September 2, 2026 to shareholders of record at the close of business on August 17, 2026.
(b)    There have been no material changes during the second quarter of 2026 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.
(c)    Certain of our officers have made, and may from time to time make, elections to participate in our 401(k) plan or our common share purchase and dividend reinvestment plan, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the quarter ended June 30, 2026, no officer or director adopted, terminated, or modified any Rule 10b5-1 plans or non-Rule 10b5-1 plans.

Item 6. Exhibits
(a) The following documents are filed as Exhibits to this report:

10.1	2026 Stock Incentive Plan incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on May 21, 2026

10.2	Form of Restricted Stock Unit Award Agreement for officers with respect to time-vested restricted stock unit awards under the 2026 Stock Incentive Plan (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema (2)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (2)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (2)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)         Filed concurrently herewith
(2)         Furnished concurrently herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	August 5, 2026