Form 10-Q
period 2026-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2026-11-04
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2026

or

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

As of November 3, 2026, the number of common shares, no par value (“Common Shares”) outstanding of American States Water Company was 39,640,141. As of November 3, 2026, all of the 178.3836 outstanding shares of common stock, no par value, of Golden State Water Company were owned by American States Water Company.

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
Although we believe that the expectations reflected in these forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Any forward-looking statements you read in this Form 10-Q reflect our views as of their respective dates and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should not place undue reliance on these forward-looking statements and you should carefully consider all of the factors identified in this Form 10-Q and in our Annual Report on Form 10-K that could cause actual results to differ. Forward-looking statements speak only as of the date they are made and except as required by law, Registrant expressly disclaims an obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1. Financial Statements
General
 The basic financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2026	December 31, 2025
Property, Plant and Equipment
Regulated utility plant, at cost	$3,044,822	$2,899,564
Non-utility property, at cost	52,996	50,422
Total	3,097,818	2,949,986
Less - accumulated depreciation	(679,551)	(653,667)
Net property, plant and equipment	2,418,267	2,296,319

Other property and investments	61,469	58,664

Current Assets
Cash and cash equivalents	25,991	18,824
Accounts receivable — customers (less allowance for doubtful accounts of $3,804 in 2026 and $3,642 in 2025)	50,506	38,321
Unbilled receivable	29,205	26,621
Receivable from the U.S. government (Note 2)	32,539	46,400
Other receivables (less allowance for doubtful accounts of $131 in 2026 and 2025)	4,564	6,127
Materials and supplies	16,789	16,406
Regulatory assets — current	16,478	39,396
Prepayments and other current assets	10,246	7,551
Contract assets (Note 2)	28,861	31,428
Total current assets	215,179	231,074

Other Assets
Unbilled revenue — receivable from the U.S. government (Note 2)	531	1,258
Receivable from the U.S. government (Note 2)	24,873	27,660
Contract assets (Note 2)	2,231	79
Operating lease right-of-use assets	7,929	6,093
Regulatory assets	20,723	30,073
Other	63,319	63,872
Total other assets	119,606	129,035

Total Assets	$2,814,521	$2,715,092

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	September 30, 2026	December 31, 2025
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 39,639,967 shares in 2026 and 39,082,470 shares in 2025	$468,372	$425,153
Retained earnings	674,585	620,428
Total common shareholders’ equity	1,142,957	1,045,581
Long-term debt	717,711	782,700
Total capitalization	1,860,668	1,828,281

Current Liabilities
Long-term debt — current	73,231	8,209
Accounts payable	85,286	86,021
Income taxes payable	655	1,169
Accrued other taxes	18,076	12,871
Accrued employee expenses	17,120	16,193
Accrued interest	11,535	9,545
Contract liabilities (Note 2)	10,655	11,735
Operating lease liabilities	2,428	2,062
Purchase power contract derivative at fair value (Note 5)	12,045	15,503
Other	13,157	11,304
Total current liabilities	244,188	174,612

Other Credits
Notes payable to banks	115,000	141,000
Advances for construction	80,294	77,976
Contributions in aid of construction – net	187,594	179,277
Deferred income taxes	202,379	194,121
Regulatory liabilities	62,167	60,205
Unamortized investment tax credits	822	873
Accrued pension and other postretirement benefits	37,330	36,557
Operating lease liabilities	5,852	4,406
Other	18,227	17,784
Total other credits	709,665	712,199

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,814,521	$2,715,092

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2026 AND 2025
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Operating Revenues
Water	$139,916	$132,323	$384,076	$354,023
Electric	14,885	13,332	47,168	41,262
Contracted services	37,734	37,061	111,772	98,510
Total operating revenues	192,535	182,716	543,016	493,795

Operating Expenses
Water purchased	25,920	27,745	70,823	67,964
Power purchased for pumping	5,235	4,454	12,231	11,157
Groundwater production assessment	8,741	6,972	21,538	18,776
Power purchased for resale	4,047	3,288	11,605	12,822
Supply cost balancing accounts	(1,349)	(367)	(1,420)	(2,219)
Other operation	12,584	11,782	35,886	34,582
Administrative and general	25,482	25,413	78,157	77,510
Depreciation and amortization	13,174	11,934	38,605	35,197
Maintenance	5,829	5,481	17,730	15,757
Property and other taxes	8,187	7,771	23,754	21,678
ASUS construction	17,391	16,510	51,471	42,333
Total operating expenses	125,241	120,983	360,380	335,557

Operating Income	67,294	61,733	182,636	158,238

Other Income and Expenses
Interest expense	(11,866)	(11,711)	(36,147)	(35,901)
Interest income	782	1,064	2,644	4,575
Other, net	839	3,006	5,489	6,411
Total other income (expenses), net	(10,245)	(7,641)	(28,014)	(24,915)

Income before income tax expense	57,049	54,092	154,622	133,323

Income tax expense	14,765	12,925	39,116	31,622

Net Income	$42,284	$41,167	$115,506	$101,701

Weighted Average Number of Common Shares Outstanding	39,637	38,567	39,365	38,444
Basic Earnings Per Common Share	$1.06	$1.06	$2.92	$2.64

Weighted Average Number of Diluted Shares	39,778	38,702	39,492	38,569
Fully Diluted Earnings Per Common Share	$1.06	$1.06	$2.92	$2.63

Dividends Paid Per Common Share	$0.5455	$0.5040	$1.5535	$1.4350

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026
(Unaudited)

	Nine Months Ended September 30, 2026
	Common Shares
	Number
	of		Retained
(in thousands)	Shares	Amount	Earnings	Total
Balances at December 31, 2025	39,082	$425,153	$620,428	$1,045,581
Add:
Net income			29,948	29,948
Issuance of Common Shares from an at-the-market program, net of issuance costs	84	6,185		6,185
Issuances of Common Shares under stock-based compensation plans	26	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,830		1,830
Dividend equivalent rights on stock-based awards not paid in cash		70		70
Deduct:
Dividends on Common Shares			19,699	19,699
Dividend equivalent rights on stock-based awards not paid in cash			70	70
Balances at March 31, 2026	39,192	$433,238	$630,607	$1,063,845

Add:
Net income			43,274	43,274
Issuance of Common Shares from an at-the-market program, net of issuance costs	443	33,750		33,750
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		406		406
Dividend equivalent rights on stock-based awards not paid in cash		79		79
Deduct:
Dividends on Common Shares			19,795	19,795
Dividend equivalent rights on stock-based awards not paid in cash			79	79
Balances at June 30, 2026	39,635	$467,473	$654,007	$1,121,480

Add:
Net income			42,284	42,284
Issuances of Common Shares under stock-based compensation plans	5	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		814		814
Dividend equivalent rights on stock-based awards not paid in cash		85		85
Deduct:
Dividends on Common Shares			21,621	21,621
Dividend equivalent rights on stock-based awards not paid in cash			85	85
Balances at September 30, 2026	39,640	$468,372	$674,585	$1,142,957

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash Flows From Operating Activities:
Net income	$115,506	$101,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,531	35,969
Provision for doubtful accounts	1,937	1,866
Deferred income taxes and investment tax credits	2,647	3,754
Stock-based compensation expense	3,979	3,384
(Gain) loss on investments held in a trust	(3,041)	(4,636)
Other — net	795	686
Changes in assets and liabilities:
Accounts receivable — customers	(14,122)	(10,750)
Unbilled receivable	(1,857)	2,096
Other receivables	1,828	2,745
Receivables from the U.S. government	16,648	10,001
Materials and supplies	(383)	(1,815)
Prepayments and other assets	(895)	18
Contract assets	415	(5,924)
Regulatory assets/liabilities	38,045	30,312
Accounts payable	(5,487)	2,899
Income taxes receivable/payable	(514)	26,927
Contract liabilities	(1,080)	4,758
Accrued pension and other postretirement benefits	(480)	(2,322)
Other liabilities	8,250	345
Net cash provided (used)	201,722	202,014

Cash Flows From Investing Activities:
Capital expenditures	(155,517)	(173,127)
Other investing activities	1,309	429
Net cash provided (used)	(154,208)	(172,698)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	39,872	40,215
Receipt of advances for and contributions in aid of construction	13,072	7,313
Refunds on advances for construction	(4,324)	(4,760)
Repayments of long-term debt	(470)	(454)
Proceeds from the issuance of long-term debt, net of issuance costs	—	149,206
Net changes in notes payable to banks	(26,000)	(165,000)
Dividends paid	(61,115)	(55,096)
Other financing activities	(1,382)	(1,328)
Net cash provided (used)	(40,347)	(29,904)
Net change in cash and cash equivalents	7,167	(588)
Cash and cash equivalents, beginning of period	18,824	26,661
Cash and cash equivalents, end of period	$25,991	$26,073

Non-cash transactions:
Accrued payables for investment in utility plant	$44,178	$39,732
Property installed by developers and conveyed	$5,698	$17,514

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2026	December 31, 2025
Utility Plant
Utility plant, at cost	$2,780,790	$2,648,213
Less - accumulated depreciation	(585,548)	(564,529)
Net utility plant	2,195,242	2,083,684

Other Property and Investments	58,643	55,829

Current Assets
Cash and cash equivalents	14,548	9,964
Accounts receivable — customers (less allowance for doubtful accounts of $3,474 in 2026 and $3,233 in 2025)	45,387	33,212
Unbilled receivable	25,022	20,607
Other receivables (less allowance for doubtful accounts of $131 in 2026 and 2025)	2,259	2,767
Receivable from affiliate	41	1,443
Income taxes receivable from Parent	492	2,555
Materials and supplies	7,917	9,127
Regulatory assets — current	1,111	23,211
Prepayments and other current assets	8,044	6,365
Total current assets	104,821	109,251

Other Assets
Operating lease right-of-use assets	7,766	5,856
Other	60,893	61,242
Total other assets	68,659	67,098

Total Assets	$2,427,365	$2,315,862

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	September 30, 2026	December 31, 2025
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 178.3836 shares in 2026 and 2025	$481,554	$478,494
Retained earnings	507,225	455,243
Total common shareholder’s equity	988,779	933,737
Long-term debt	633,019	698,060
Total capitalization	1,621,798	1,631,797

Current Liabilities
Long-term debt — current	73,231	8,209
Accounts payable	70,840	67,426
Accrued other taxes	15,317	10,322
Accrued employee expenses	13,211	12,847
Accrued interest	10,121	7,738
Operating lease liabilities	2,330	1,967
Other	12,364	10,762
Total current liabilities	197,414	119,271

Other Credits
Notes payable to banks	34,000	13,000
Advances for construction	80,274	77,956
Contributions in aid of construction — net	187,594	179,277
Deferred income taxes	185,240	177,291
Regulatory liabilities	62,167	60,205
Unamortized investment tax credits	822	873
Accrued pension and other postretirement benefits	36,609	35,948
Operating lease liabilities	5,791	4,268
Other	15,656	15,976
Total other credits	608,153	564,794

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,427,365	$2,315,862

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2026 AND 2025
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating Revenues
Water	$139,916	$132,323	$384,076	$354,023
Total operating revenues	139,916	132,323	384,076	354,023

Operating Expenses
Water purchased	25,920	27,745	70,823	67,964
Power purchased for pumping	5,235	4,454	12,231	11,157
Groundwater production assessment	8,741	6,972	21,538	18,776
Supply cost balancing accounts	(522)	7	(260)	663
Other operation	8,376	8,044	23,631	23,519
Administrative and general	16,059	16,632	49,150	50,241
Depreciation and amortization	11,142	10,085	32,534	29,804
Maintenance	2,980	2,601	8,059	7,429
Property and other taxes	6,998	6,364	19,716	17,698
Total operating expenses	84,929	82,904	237,422	227,251

Operating Income	54,987	49,419	146,654	126,772

Other Income and Expenses
Interest expense	(9,614)	(8,552)	(28,624)	(27,145)
Interest income	291	511	1,188	2,719
Other, net	648	2,783	5,084	5,471
Total other income (expenses), net	(8,675)	(5,258)	(22,352)	(18,955)

Income before income tax expense	46,312	44,161	124,302	107,817

Income tax expense	12,402	10,863	32,608	26,473

Net Income	$33,910	$33,298	$91,694	$81,344

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER’S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026
(Unaudited)

	Nine Months Ended September 30, 2026
	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2025	178.3836	$478,494	$455,243	$933,737
Add:
Net income			21,683	21,683
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,873		1,873
Dividend equivalent rights on stock-based awards not paid in cash		63		63
Deduct:
Dividends on Common Shares			19,700	19,700
Dividend equivalent rights on stock-based awards not paid in cash			63	63
Balances at March 31, 2026	178.3836	$480,430	$457,163	$937,593

Add:
Net income			36,101	36,101
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		295		295
Dividend equivalent rights on stock-based awards not paid in cash		72		72
Deduct:
Dividends on Common Shares			11,800	11,800
Dividend equivalent rights on stock-based awards not paid in cash			72	72
Balances at June 30, 2026	178.3836	$480,797	$481,392	$962,189

Add:
Net income			33,910	33,910
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		680		680
Dividend equivalent rights on stock-based awards not paid in cash		77		77
Deduct:
Dividends on Common Shares			8,000	8,000
Dividend equivalent rights on stock-based awards not paid in cash			77	77
Balances at September 30, 2026	178.3836	$481,554	$507,225	$988,779

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

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash Flows From Operating Activities:
Net income	$91,694	$81,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,395	30,514
Provision for doubtful accounts	1,499	1,375
Deferred income taxes and investment tax credits	2,945	2,112
Stock-based compensation expense	3,627	3,028
(Gain) loss on investments held in a trust	(3,041)	(4,636)
Other — net	550	892
Changes in assets and liabilities:
Accounts receivable — customers	(13,674)	(9,201)
Unbilled receivable	(4,415)	(3,399)
Other receivables	773	1,070
Materials and supplies	1,210	(791)
Prepayments and other assets	46	466
Regulatory assets/liabilities	30,728	30,785
Accounts payable	(3,383)	2,329
Receivable/payable from/to affiliate	1,441	557
Income taxes receivable/payable from/to Parent	2,063	24,360
Accrued pension and other postretirement benefits	(592)	(2,424)
Other liabilities	6,930	(2,377)
Net cash provided (used)	151,796	156,004

Cash Flows From Investing Activities:
Capital expenditures	(136,601)	(148,597)
Other investing activities	844	390
Net cash provided (used)	(135,757)	(148,207)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to Parent	—	50,005
Receipt of advances for and contributions in aid of construction	13,072	7,313
Refunds on advances for construction	(4,324)	(4,760)
Repayments of long-term debt	(470)	(454)
Proceeds from the issuance of long-term debt, net of issuance costs	—	99,397
Net changes in notes payable to banks	21,000	(124,000)
Dividends paid	(39,500)	(37,500)
Other financing activities	(1,233)	(1,189)
Net cash provided (used)	(11,455)	(11,188)

Net change in cash and cash equivalents	4,584	(3,391)
Cash and cash equivalents, beginning of period	9,964	11,338
Cash and cash equivalents, end of period	$14,548	$7,947

Non-cash transactions:
Accrued payables for investment in utility plant	$43,107	$36,400
Property installed by developers and conveyed	$5,698	$17,514

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
 GSWC and BVES are both California public utilities. GSWC engages in the purchase, production, distribution and sale of water throughout California serving approximately 265,600 customer connections. BVES distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,900 customer connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVES’s businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVES, and their affiliates.
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
The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the SEC. The December 31, 2025 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of management, all adjustments consisting of normal, recurring items, and estimates necessary for a fair statement of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2025 filed with the SEC.
Related Party and Intercompany Transactions: GSWC, BVES and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC allocates certain corporate office administrative and general costs to its affiliates, BVES and ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to BVES of $0.9 million and $0.8 million during the three month periods ended September 30, 2026 and 2025, respectively, and $2.8 million and $2.7 million during the nine month periods ended September 30, 2026 and 2025, respectively. GSWC also allocated corporate office administrative and general costs to ASUS of $1.3 million and $1.2 million during the three month periods ended September 30, 2026 and 2025, respectively, and $4.2 million and $4.0 million during the nine month periods ended September 30, 2026 and 2025, respectively.
When necessary, AWR will make capital contributions to its regulated utilities in order to maintain the CPUC-authorized capital structure.

Liquidity and Financing Activities: As of September 30, 2026, GSWC’s 5.5% unsecured private placement notes totaling $65.0 million are scheduled to mature on June 5, 2027. Consequently, this balance has been classified within current liabilities in the accompanying balance sheets. It is management's current intention to refinance this obligation prior to its maturity date either through the issuance of new long-term debt, an equity contribution by AWR parent, or a combination of the two. While GSWC will actively evaluate long-term financing alternatives and participate in discussions with potential lenders, no formal commitment or refinancing agreement has been executed as of the date these financial statements were issued.
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
In December 2025, the FASB issued ASU No. 2025-10, (Accounting for Government Grants Received by Business Entities). The ASU establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. The guidance is effective for annual and interim periods beginning January 1, 2029 with early adoption permitted. Adoption of this ASU can be applied on a modified prospective basis, a modified retrospective basis, or a full retrospective basis. Registrant is currently evaluating the impact of this new guidance.
In May 2026, the FASB issued ASU No. 2026-02, (Environmental Credits and Environmental Credit Obligations). The ASU establishes guidance for the recognition, measurement, presentation and disclosure requirements of environmental credits and environmental credit obligations. The guidance is effective for annual and interim periods beginning January 1, 2028 with early adoption permitted. Registrant is currently evaluating the impact of this new guidance.
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

For the three and nine months ended September 30, 2026 and 2025, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Water:
Tariff-based revenues	$141,082	$130,229	$382,056	$347,800
CPUC-approved surcharges (cost-recovery activities)	166	2,052	770	4,613
Other	697	680	2,006	1,980
Water revenues from contracts with customers	141,945	132,961	384,832	354,393
M-WRAM under/(over)-collection (alternative revenue programs)	(2,029)	(638)	(756)	(370)
Total water revenues	139,916	132,323	384,076	354,023

Electric:
Tariff-based revenues	13,981	11,823	44,179	37,336
CPUC-approved surcharges (cost-recovery activities)	1,161	1,161	3,798	2,588
Electric revenues from contracts with customers	15,142	12,984	47,977	39,924
BRRBA under/(over)-collection (alternative revenue program)	(257)	348	(809)	1,338
Total electric revenues	14,885	13,332	47,168	41,262

Contracted services:
Water	27,210	20,992	74,101	52,002
Wastewater	10,524	16,069	37,671	46,508
Contracted services revenues from contracts with customers	37,734	37,061	111,772	98,510

Total AWR revenues	$192,535	$182,716	$543,016	$493,795
The opening and closing balances of the receivable from the U.S. government, contract assets, and contract liabilities from contracts with customers, which are related entirely to ASUS, are as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Unbilled receivables	$2,980	$5,048
Receivable from the U.S. government	$57,412	$74,060
Contract assets	$31,092	$31,507
Contract liabilities	$10,655	$11,735
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
Contract Liabilities - Contract liabilities are liabilities of ASUS and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue. Contracted services revenues recognized during the three and nine months ended September 30, 2026, which were included in contract liabilities at the beginning of each respective period, July 1, 2026, and January 1, 2026, were $3.1 million and $8.6 million, respectively. Contracted services revenues recognized during the three and nine months ended September 30, 2026 from performance obligations satisfied in previous periods were not material.
As of September 30, 2026, AWR’s aggregate remaining performance obligations, which are entirely from the contracted services segment, were $4.2 billion. ASUS expects to recognize revenue on these remaining performance obligations over the remaining term of each of the contracts, which range from 13 to 48 years. Each of the 50-year contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its contract term for convenience of the U.S. government. The 50-year contracts provide that, in such an event, the U.S. government would be entitled to repurchase the utility systems and ASUS would be entitled to recover any unrecovered investments under the contracts’ termination and other provisions at the time of termination.

Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVES record regulatory assets, which represent probable future recovery of incurred costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At September 30, 2026, GSWC and BVES had $25.0 million of net regulatory liabilities on the balance sheets, which included $105.6 million of regulatory assets net of $130.6 million of regulatory liabilities. As authorized by the CPUC, the majority of the regulatory assets and liabilities accrue interest at the current 90-day commercial-paper rate. There are $44.8 million of regulatory assets not accruing a carrying cost, which included $29.3 million related to flowed-through deferred income taxes including the gross-up portion on the deferred tax resulting from the excess deferred income tax regulatory liability, and $12.0 million related to memorandum accounts authorized by the CPUC to track unrealized gains and losses on BVES’s purchase power contracts over the term of the contracts. The remaining $3.5 million relates to other regulatory assets that do not provide for a carrying cost. Furthermore, there are $106.9 million of regulatory liabilities not accruing interest that consisted of $66.7 million related to excess deferred income taxes arising from the lower federal income tax rate under the Tax Cuts and Jobs Act enacted in December 2017 that are being refunded to customers, and $40.2 million related to the net over funded positions in Registrant’s pension and other retirement obligations (not including the two-way pension balancing accounts, which accrue interest).
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
Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
GSWC
2022/2023 general rate case memorandum accounts (unbilled revenue)	$9,559	$22,107
Flowed-through deferred income taxes, net	25,629	20,932
Low income rate assistance balancing accounts	11,704	10,582
Other regulatory assets	18,390	28,405
Excess deferred income taxes	(63,010)	(63,223)
Pensions and other post-retirement obligations	(45,027)	(43,479)
PFAS Contamination Litigation Proceeds Memorandum Account	(14,994)	(10,987)
Other regulatory liabilities	(3,307)	(1,331)
Total GSWC	$(61,056)	$(36,994)
BVES
Derivative instrument memorandum account (Note 5)	$12,045	$15,503
2023/2024 general rate case memorandum accounts (unbilled revenue)	5,925	8,221
Wildfire mitigation and other fire prevention related costs memorandum accounts	7,928	11,336
Other regulatory assets	14,412	15,213
Other regulatory liabilities	(4,220)	(4,015)
Total BVES	$36,090	$46,258

Total AWR	$(24,966)	$9,264
Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2025 filed with the SEC. There were no significant changes during the nine months ended September 30, 2026 except for routine and recurring activity, including the recovery of regulatory assets through surcharges currently in place.
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

In addition to the class settlement with Tyco, in June 2026, GSWC received a settlement payment of $0.9 million, net of legal and other fees, from BASF Corporation (“BASF”) pursuant to a class settlement agreement entered into on May 20, 2024 that resolved any claims for PFAS contamination with BASF. Furthermore, in connection with GSWC’s class settlement agreement entered into with 3M Company in 2023, GSWC received the scheduled third legal settlement payment of $3.3 million, net of legal and other fees, from 3M Company in July 2026. The proceeds received from each of the settlement agreements have been included in the PFAS contamination litigation proceeds memorandum account and are reflected as regulatory liabilities as of September 30, 2026.
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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate basic EPS:

Basic:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income	$42,284	$41,167	$115,506	$101,701
Less: impact from participating securities	166	164	414	370
Total income available to common shareholders	$42,118	$41,003	$115,092	$101,331

Weighted average Common Shares outstanding, basic	39,637	38,567	39,365	38,444

Basic earnings per Common Share	$1.06	$1.06	$2.92	$2.64
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

Diluted:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Common shareholders earnings, basic	$42,118	$41,003	$115,092	$101,331
Undistributed earnings for dilutive restricted stock units	81	86	194	169
Total common shareholders earnings, diluted	$42,199	$41,089	$115,286	$101,500

Weighted average Common Shares outstanding, basic	39,637	38,567	39,365	38,444
Stock-based compensation (1)	141	135	127	125
Weighted average Common Shares outstanding, diluted	39,778	38,702	39,492	38,569

Diluted earnings per Common Share	$1.06	$1.06	$2.92	$2.63
(1) In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in calculating diluted EPS, 156,974 and 154,489 restricted stock units, including performance awards to officers of the Company at September 30, 2026 and 2025, respectively, were deemed to be outstanding and included in the calculation of diluted EPS.
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
There were no Common Shares issued during the three months ended September 30, 2026. During the three months ended September 30, 2025, AWR sold 201,212 Common Shares, through its ATM offering program and raised proceeds of $14.7 million, net of $0.2 million in commissions paid under the terms of the Equity Distribution Agreement. AWR also incurred $0.1 million of other expenses during the three months ended September 30, 2025, which included primarily legal and other costs to support this ATM offering program. During the nine months ended September 30, 2026 and 2025, AWR sold 526,959 and 535,760 Common Shares, respectively, through the ATM offering program and raised proceeds of $40.1 million, net of $0.6 million in commissions paid, and $40.5 million, net of $0.6 million in commissions paid, respectively. AWR also incurred $0.2 million and $0.3 million of other expenses during the nine months ended September 30, 2026 and 2025, respectively, which was primarily legal and other costs.
During the nine months ended September 30, 2026 and 2025, AWR also issued 30,538 and 27,639 Common Shares, respectively, related to restricted stock units, pursuant to stock-based compensation plans.
During the nine months ended September 30, 2026 and 2025, AWR paid $1.4 million and $1.3 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. During the nine months ended September 30, 2026 and 2025, GSWC paid $1.2 million in each period to taxing authorities on employees’ behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended September 30, 2026 and 2025, AWR paid quarterly dividends to shareholders of approximately $21.6 million, or $0.5455 per share, and $19.4 million, or $0.5040 per share, respectively. During the nine months ended September 30, 2026 and 2025, AWR paid quarterly dividends of $61.1 million, or $1.5535 per share, and $55.1 million, or $1.4350 per share, respectively.
During the three and nine months ended September 30, 2026, GSWC paid dividends of $8.0 million and $39.5 million, respectively, to AWR. During the three and nine months ended September 30, 2025, GSWC paid dividends of $19.5 million and $37.5 million, respectively, to AWR. During the three and nine months ended September 30, 2026, ASUS paid dividends of $13.7 million and $21.7 million, respectively, to AWR. ASUS paid dividends of $6.0 million to AWR during the three and nine months ended September 30, 2025.
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
The CPUC authorized the use of regulatory asset and liability memorandum accounts to offset the mark-to-market entries required by the accounting guidance. Accordingly, all unrealized gains and losses generated from derivative instruments in the purchase power contracts are deferred on a monthly basis into a non-interest-bearing regulatory memorandum account that tracks the changes in fair value of the derivatives throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of September 30, 2026, the fair value of the derivative liability was $12.0 million for the power purchase contracts, with a corresponding regulatory asset recorded in the derivative instrument memorandum account as a result of overall fixed prices under BVES’s purchase power contract being higher than future energy prices. The notional volume of obligations remaining under these long-term contracts as of September 30, 2026 was 700,721 megawatt hours.
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
To value the derivatives in the purchase power contracts, BVES utilizes various inputs that include quoted market prices for energy over the duration of its contracts. The market prices used to determine the fair value for the derivative instruments were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instruments are categorized as Level 3. Accordingly, the valuation of the derivatives within BVES’s purchase power contracts have been classified as Level 3 for all periods presented. The changes in fair values were due to changes in forward market energy prices as of September 30, 2026 and 2025. The following table presents changes in the fair value of the Level 3 derivatives for the three and nine months ended September 30, 2026 and 2025:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Fair value at beginning of the period	$(14,631)	$(11,244)	$(15,503)	$(8,823)
Unrealized gains (losses) on purchase power contracts	2,586	(3,031)	3,458	(5,452)
Fair value at end of the period	$(12,045)	$(14,275)	$(12,045)	$(14,275)
Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan (“SERP”) are measured at fair value and totaled $51.5 million as of September 30, 2026 and $48.4 million as of December 31, 2025. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in “Other Property and Investments” on Registrant’s balance sheets.
The table below estimates the fair value of long-term debt held by AWR and GSWC, respectively. The fair values as of September 30, 2026 and December 31, 2025 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. Changes in the assumptions will produce different results.

	September 30, 2026		December 31, 2025
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—AWR (1)	$793,840	$743,431	$794,310	$790,820

	September 30, 2026		December 31, 2025
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (2)	$708,840	$661,347	$709,310	$703,319

__________________
(1) Excludes debt issuance costs of approximately $2.9 million and $3.4 million as of September 30, 2026 and December 31, 2025, respectively.
(2) Excludes debt issuance costs of approximately $2.6 million and $3.0 million as of September 30, 2026 and December 31, 2025, respectively.
Note 7 — Income Taxes
AWR’s effective income tax rate (“ETR”) was 25.9% and 23.9% for the three months ended September 30, 2026 and 2025, respectively, and was 25.3% and 23.7% for the nine months ended September 30, 2026 and 2025, respectively. GSWC’s ETR was 26.8% and 24.6% for the three months ended September 30, 2026 and 2025, respectively, and was 26.2% and 24.6% for the nine months ended September 30, 2026 and 2025, respectively.
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
Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan and SERP for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2026	2025	2026	2025	2026	2025
Components of Net Periodic Benefits Cost:
Service cost	$741	$721	$26	$27	$201	$181
Interest cost	2,732	2,691	18	23	507	485
Expected return on plan assets	(3,553)	(3,181)	(179)	(161)	—	—
Amortization of prior service cost	109	109	—	—	—	—
Amortization of actuarial (gain) loss	(456)	—	(71)	(291)	—	—
Net periodic benefits costs under accounting standards	$(427)	$340	$(206)	$(402)	$708	$666

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2026	2025	2026	2025	2026	2025
Components of Net Periodic Benefits Cost:
Service cost	$2,223	$2,163	$78	$81	$605	$542
Interest cost	8,195	8,073	55	68	1,519	1,455
Expected return on plan assets	(10,659)	(9,543)	(537)	(483)	—	—
Amortization of prior service cost	326	327	—	—	—	—
Amortization of actuarial (gain) loss	(1,366)	—	(213)	(874)	—	—
Net periodic benefits costs under accounting standards	$(1,281)	$1,020	$(617)	$(1,208)	$2,124	$1,997

Registrant did not contribute to its pension plan in 2026 given its current overfunded status. Registrant’s policy is to fund the plans annually at a level which is deductible for income tax purposes and is consistent with amounts recovered in customer rates while also complying with ERISA’s funding requirements.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC and BVES each utilize two-way balancing accounts to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded in accordance with the accounting guidance for pension costs. During the three months ended September 30, 2026 and 2025, GSWC’s actual pension expense was lower than the amounts included in water customer rates by $0.9 million and $0.4 million, respectively, and $2.7 million and $1.2 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, GSWC has a $4.9 million over-collection in its two-way balancing account, which is included as part of regulatory liabilities in Registrant’s balance sheets (Note 3).
BVES’s actual expense was lower than the amounts included in electric customer rates for all periods presented. As a result of receiving a final decision in its electric general rate case in the fourth quarter of 2024, BVES’s actual pension expense approximates the amounts included in electric rates, resulting in an insignificant balance in its pension balancing account as of September 30, 2026.

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
As of September 30, 2026, the total amount spent to clean-up and remediate the plant site, since inception of the remediation period, amounted to approximately $7.0 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of September 30, 2026, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the clean-up at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC as approved historically.
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
Note 10 — Business Segments
AWR has three reportable segments: water, electric and contracted services. GSWC has one segment, water. On a stand-alone basis, AWR has no material assets or liabilities other than its equity investments in its subsidiaries, notes payable to banks, deferred taxes and a note receivable from an affiliate.
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

	For The Three Months Ended September 30, 2026
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$139,916	$14,885	$37,734	$192,535	$—	$192,535
Less:
Supply costs	39,374	3,220	—	42,594	—	42,594
Other operation	8,376	1,370	2,838	12,584	—	12,584
Administrative and general	16,059	3,201	6,221	25,481	1	25,482
Depreciation and amortization expense (1)	11,142	1,074	958	13,174	—	13,174
Maintenance	2,980	1,429	1,420	5,829	—	5,829
Property and other taxes	6,998	859	330	8,187	—	8,187
ASUS construction expense	—	—	17,391	17,391	—	17,391
Segment operating income (loss)	54,987	3,732	8,576	67,295	(1)	67,294

Interest expense	(9,614)	(1,287)	(33)	(10,934)	(932)	(11,866)
Interest income	291	288	201	780	2	782
Gain (loss) on investments held in a trust	(17)	—	—	(17)	—	(17)
Income tax expense (benefit)	12,402	712	2,160	15,274	(509)	14,765
Other segment items income (expense) (2)	665	95	11	771	85	856
Segment net income (loss)	$33,910	$2,116	$6,595	$42,621	$(337)	$42,284

	For The Three Months Ended September 30, 2026
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$51,368	$5,323	$1,265	$57,956	$—	$57,956

	For The Three Months Ended September 30, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$132,323	$13,332	$37,061	$182,716	$—	$182,716
Less:
Supply costs	39,178	2,914	—	42,092	—	42,092
Other operation	8,044	1,179	2,559	11,782	—	11,782
Administrative and general	16,632	3,116	5,663	25,411	2	25,413
Depreciation and amortization expense (1)	10,085	934	915	11,934	—	11,934
Maintenance	2,601	1,612	1,268	5,481	—	5,481
Property and other taxes	6,364	727	680	7,771	—	7,771
ASUS construction expense	—	—	16,510	16,510	—	16,510
Segment operating income (loss)	49,419	2,850	9,466	61,735	(2)	61,733

Interest expense	(8,552)	(1,239)	(52)	(9,843)	(1,868)	(11,711)
Interest income	511	334	207	1,052	12	1,064
Gain (loss) on investments held in a trust	2,474	—	—	2,474	—	2,474
Income tax expense (benefit)	10,863	400	2,356	13,619	(694)	12,925
Other segment items income (expense) (2)	309	172	(5)	476	56	532
Segment net income (loss)	$33,298	$1,717	$7,260	$42,275	$(1,108)	$41,167

	For The Three Months Ended September 30, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$47,518	$5,498	$1,630	$54,646	$—	$54,646

	For The Nine Months Ended September 30, 2026
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$384,076	$47,168	$111,772	$543,016	$—	$543,016
Less:
Supply costs	104,332	10,445	—	114,777	—	114,777
Other operation	23,631	3,946	8,309	35,886	—	35,886
Administrative and general	49,150	10,050	18,952	78,152	5	78,157
Depreciation and amortization expense (1)	32,534	3,208	2,863	38,605	—	38,605
Maintenance	8,059	5,238	4,433	17,730	—	17,730
Property and other taxes	19,716	2,431	1,607	23,754	—	23,754
ASUS construction expense	—	—	51,471	51,471	—	51,471
Segment operating income (loss)	146,654	11,850	24,137	182,641	(5)	182,636

Interest expense	(28,624)	(3,831)	(143)	(32,598)	(3,549)	(36,147)
Interest income	1,188	831	602	2,621	23	2,644
Gain (loss) on investments held in a trust	3,041	—	—	3,041	—	3,041
Income tax expense (benefit)	32,608	2,098	6,033	40,739	(1,623)	39,116
Other segment items income (expense) (2)	2,043	169	33	2,245	203	2,448
Segment net income (loss)	$91,694	$6,921	$18,596	$117,211	$(1,705)	$115,506

	For The Nine Months Ended September 30, 2026
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$136,601	$15,224	$3,692	$155,517	$—	$155,517

	For The Nine Months Ended September 30, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$354,023	$41,262	$98,510	$493,795	$—	$493,795
Less:
Supply costs	98,560	9,940	—	108,500	—	108,500
Other operation	23,519	3,499	7,564	34,582	—	34,582
Administrative and general	50,241	9,862	17,402	77,505	5	77,510
Depreciation and amortization expense (1)	29,804	2,718	2,675	35,197	—	35,197
Maintenance	7,429	4,248	4,080	15,757	—	15,757
Property and other taxes	17,698	2,063	1,917	21,678	—	21,678
ASUS construction expense	—	—	42,333	42,333	—	42,333
Segment operating income (loss)	126,772	8,932	22,539	158,243	(5)	158,238

Interest expense	(27,145)	(3,577)	(544)	(31,266)	(4,635)	(35,901)
Interest income	2,719	1,208	608	4,535	40	4,575
Gain (loss) on investments held in a trust	4,636	—	—	4,636	—	4,636
Income tax expense (benefit)	26,473	1,532	5,332	33,337	(1,715)	31,622
Other segment items income (expense) (2)	835	488	(13)	1,310	465	1,775
Segment net income (loss)	$81,344	$5,519	$17,258	$104,121	$(2,420)	$101,701

	For The Nine Months Ended September 30, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$148,597	$19,480	$5,050	$173,127	$—	$173,127
(1)   Depreciation computed on regulated utilities’ transportation equipment is recorded in other operating expenses and totaled $0.3 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and totaled $0.9 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively.
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

The following tables reconcile segment net property, plant and equipment to total consolidated assets (in thousands):

	As of September 30, 2026
				Total
			Contracted	Reportable	AWR	Less	Consolidated
	Water	Electric	Services	Segments	Parent	Eliminations	AWR
Total net property, plant and equipment (4)	$2,195,242	$201,959	$21,066	$2,418,267	$—	$—	$2,418,267
Other assets	232,123	53,359	110,538	396,020	1,226,745	(1,226,511)	396,254
Total consolidated assets	$2,427,365	$255,318	$131,604	$2,814,287	$1,226,745	$(1,226,511)	$2,814,521

	As of December 31, 2025
				Total
			Contracted	Reportable	AWR	Less	Consolidated
	Water	Electric	Services	Segments	Parent	Eliminations	AWR
Total net property, plant and equipment (4)	$2,083,684	$192,416	$20,219	$2,296,319	$—	$—	$2,296,319
Other assets	232,178	61,928	126,437	420,543	1,176,760	(1,178,530)	418,773
Total consolidated assets	$2,315,862	$254,344	$146,656	$2,716,862	$1,176,760	$(1,178,530)	$2,715,092
(4) The utility plant balances are net of respective accumulated provisions for depreciation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
The following discussion and analysis provides information on AWR’s consolidated operations, and includes specific references to (i) GSWC, AWR’s regulated water utility segment, (ii) BVES, AWR’s regulated electric utility segment, (iii) ASUS and its subsidiaries, collectively, AWR’s contracted services segment, and (iv) AWR (parent) where applicable.
Included in the following analysis is a discussion of Registrant’s operations in terms of earnings per share by business segment and AWR (parent), which equals each business segment’s earnings divided by AWR’s weighted average number of diluted Common Shares. This analysis also includes adjusted diluted earnings per share information for the three and nine months ended September 30, 2026 and 2025. Beginning in the third quarter of 2026, we will exclude gains and losses on investments held to fund one of the company’s retirement plans from adjusted earnings per share. These amounts fluctuate with financial markets, are not indicative of core operating performance, and are expected to be more consistently material as the trust assets have grown. We believe that the exclusion of these gains and losses from adjusted earnings per share for the third quarter and year-to-date facilitates comparisons of results between periods. Management uses adjusted earnings per share internally in evaluating Registrant’s overall business performance and making comparisons between periods. In previous 2026 quarters, we did not present adjusted earnings per share because the per share impact of fluctuating gains and losses on investments was not material.
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
AWR uses earnings per share by business segment and AWR (parent) as an important measure in evaluating its operating results and believes it provides investors with clarity surrounding the performance of its business segments and the parent company. AWR reviews this measurement regularly and compares it to historical periods and to its operating budget. A reconciliation to AWR’s consolidated diluted earnings per share prepared in accordance with GAAP is included in the discussions under the sections titled “Summary of Third Quarter Results by Segment” and “Summary of Year-to-Date Results by Segment.”
Overview
Factors affecting our financial performance are summarized under “Risk Factors” in our Form 10-K for the year ended December 31, 2025 filed with the SEC.
Although Registrant operates solely in the U.S., geopolitical developments abroad, such as the ongoing U.S. military operation in Iran, could indirectly affect our business through volatility in commodity prices, inflationary pressures, supply chain and operating cost impacts, and potential disruptions in banking systems and capital markets. Management is actively engaged with vendors and business partners to monitor and mitigate financial risks of global uncertainties; however, the scope and duration of any impacts remain uncertain. As of the date of this filing, geopolitical developments during 2026 have not had a material impact on the company.
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
The new 2026 rates have been reflected in GSWC’s earnings for the nine months ended September 30, 2026 resulting in an increase in recorded revenues of $30.1 million largely from the second-year rates and advice letter filings, and an increase in recorded water supply costs of $5.8 million, which combined is a net increase of $24.3 million, compared to the same period in 2025. Due to transitioning from the WRAM to the M-WRAM and from the MCBA to the ICBA effective January 1, 2025, GSWC’s earnings have been and will be subject to future volatility from significant fluctuations in customer consumption, as well as from favorable and unfavorable changes in the water supply source mix compared to the adopted mix. Significant changes in customer consumption are primarily driven by weather conditions, including from such events known as El Niño or La Niña that can result in above average or below average annual precipitation, which significantly impacts outdoor water usage. Water supply mix changes can occur due to various circumstances, including but not limited to, unforeseen changes in groundwater quality and operating conditions of groundwater basins and associated pumping facilities.
Water General Rate Case for the Years 2028–2030
On July 1, 2026, GSWC filed a general rate case application for all its water regions and the general office. This general rate case will determine new water rates for the years 2028 – 2030. Among other things, GSWC requested capital budgets of approximately $1 billion for the three-year rate cycle. GSWC also requested to reinstate the WRAM and MCBA regulatory mechanisms. In an August 2020 decision, the CPUC discontinued the use of the WRAM and the MCBA for water utilities. GSWC originally implemented the WRAM and MCBA in 2008, and their use by GSWC was discontinued after 2024, as discussed above. A decision in the water general rate case is scheduled for the fourth quarter of 2027, with new rates to become effective January 1, 2028.
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
Electric General Rate Case for the Years 2023–2026
On January 16, 2025, the CPUC adopted a final decision in BVES’s general rate case proceeding that set new electric rates retroactive to January 1, 2023 and approved the settlement agreement reached between BVES, Cal Advocates and another intervenor in its entirety. Among other things, the settlement agreement (i) settled and adopted the revenue requirements for each of the four years 2023 through 2026, with the rate increases for 2024 through 2026 not being subject to an earnings test, (ii) authorized BVES to invest approximately $52.5 million in capital infrastructure included in base rates over the four-year rate cycle and at least an additional $23.1 million (plus an allowance for funds used during construction, or “AFUDC”) to be filed for revenue recovery through advice letters when the projects are completed, (iii) adopted a cost of capital that increased BVES’s adopted return on equity from 9.6% to 10.0%, lowered the cost of debt from 6.6% to 5.51%, and maintained the capital structure of 57% equity and 43% debt, and (iv) approved for recovery the requested capital expenditures and other incremental operating costs incurred prior to 2023 in connection with BVES’s wildfire mitigation plans that were previously not included in customer rates.
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
Electric General Rate Case for the Years 2027–2030
On January 30, 2026, BVES filed a new general rate case application that will determine new electric rates for the years 2027 through 2030. Among other things, BVES requested (i) capital budgets of approximately $133 million for the four-year rate cycle, and another approximately $17 million, plus AFUDC, for capital projects to be filed for revenue recovery through advice letters when the projects are completed, and (ii) a capital structure for BVES of 60% equity and 40% debt, a return on equity of 11.30%, an embedded cost of debt of 5.92%, and a return on rate base of 9.15%. A decision in the electric general rate case is scheduled for the first quarter of 2027 with the new rates retroactive to January 1, 2027.
Contracted Services Segment:
ASUS’s revenues, operating income and cash flows are earned by providing water and/or wastewater services, including operation and maintenance services and construction of facilities for the water and/or wastewater systems at various military installations, pursuant to an initial 50-year, firm-fixed-price contract, additional firm-fixed-price contracts, task order agreements and subcontracts with third party prime contractors on military bases. Currently, ASUS has one subsidiary that has entered into a task order agreement with the U.S. government that has a term of 15 years. The contract prices for each of the contracts and recurring task order agreements are subject to annual economic price adjustments. Additional revenues generated by contract operations are primarily dependent on annual economic price adjustments, and new construction activities under contract modifications with the U.S. government or agreements with other third-party prime contractors. During the nine months ended September 30, 2026, ASUS has been awarded approximately $31 million in new construction projects, which are expected to be completed beginning in 2026 through 2029. ASUS’s subsidiaries expect to continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served.
Early in 2026, the U.S. government experienced partial shutdowns affecting mainly the Department of Homeland Security and other federal departments. Amid the U.S. government shutdowns, the subsidiaries of ASUS did not experience and are not expected to experience any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an “excepted service.” Management expects that any impact of any future government shutdowns on ASUS and its operations through its subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of economic price adjustments (“EPAs”) and/or requests for equitable adjustments (“REAs”), (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, (d) the timing of construction work associated with delays in receiving construction permits from furloughs at government agencies, and/or (e) delays in solicitation for and/or awarding of new contracts under the Department of Defense contracting programs. In the event a U.S. government shutdown extends for an unprecedented and much longer period than that experienced in early 2026, ASUS’s liquidity and earnings could be impacted.

Summary of Third Quarter Results by Segment
The table below sets forth a comparison of the third quarter of 2026 diluted earnings per share contribution reported by business segment and for the parent company with amounts reported during the same period in 2025.
:

	Diluted Earnings per Share
	Three Months Ended
	9/30/2026	9/30/2025	CHANGE
Water	$0.85	$0.86	$(0.01)
Electric	0.05	0.04	0.01
Contracted services	0.17	0.19	(0.02)
AWR (parent)	(0.01)	(0.03)	0.02
Consolidated diluted earnings per share, as recorded (GAAP)	$1.06	$1.06	$—

For the three months ended September 30, 2026, AWR’s recorded consolidated diluted earnings were consistent with those recorded during the same period in 2025. Our financial results were impacted by an unfavorable period-over-period change in investments results, reflecting volatile market conditions. Specifically, for the three months ended September 30, 2026, losses of $17,000, or $0.00 per share, were recognized on investments held to fund one of the company’s retirement plans, as compared to gains of $2.5 million, or $0.05 per share, recognized during the same period in 2025, an unfavorable period-over-period change of $0.05 per share. Removing the effects of the gains and losses on investments from both periods, adjusted consolidated diluted earnings for the third quarter of 2026 remained at $1.06 per share, as compared to adjusted diluted earnings of $1.01 per share for the same period in 2025, an increase of $0.05 per share in adjusted earnings. Reported and adjusted net earnings were positively impacted from, among other factors, the implementation of new customer rate increases approved by the CPUC at our regulated utilities.
On June 12, 2026, AWR successfully completed its ATM offering program and no Common Shares were sold under this program during the third quarter of 2026. In June 2026, AWR reached the maximum aggregate offering capacity of $200 million in gross proceeds raised that resulted in the total sale of 2,575,947 Common Shares through this ATM offering program, which was originally established on February 27, 2024. No further sales of Common Shares will be made under this program, and AWR has no plans to issue additional equity through, at least, the end of 2029 to support its current operations.
The following is a computation and reconciliation of diluted earnings per share from the measure of net income (loss) by business segment and for the parent company (as disclosed in Note 10 to the Unaudited Consolidated Financial Statements) to AWR’s consolidated fully diluted earnings per Common Share (as recorded), for the three months ended September 30, 2026 and 2025:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	Q3 2026	Q3 2025	Q3 2026	Q3 2025	Q3 2026	Q3 2025	Q3 2026	Q3 2025	Q3 2026	Q3 2025
Net income (loss)	$33,910	$33,298	$2,116	$1,717	$6,595	$7,260	$(337)	$(1,108)	$42,284	$41,167
Weighted Average Number of Diluted Shares	39,778	38,702	39,778	38,702	39,778	38,702	39,778	38,702	39,778	38,702
Diluted earnings (loss) per share	$0.85	$0.86	$0.05	$0.04	$0.17	$0.19	$(0.01)	$(0.03)	$1.06	$1.06
Water Segment:
For the three months ended September 30, 2026, recorded diluted earnings from AWR’s water utility segment, GSWC, were $0.85 per share, as compared to $0.86 per share for the same period in 2025, a decrease of $0.01 per share. As discussed previously, our financial results were impacted by an unfavorable period-over-period change in investment results driven by volatile market conditions. This unfavorable variance negatively impacted diluted earnings per share by $0.05, which is recorded at the water utility segment. Excluding the gains and losses on investments from both periods, adjusted diluted earnings at the water segment for the third quarter of 2026 remained at $0.85 per share, as compared to adjusted diluted earnings of $0.81 per share for the same period in 2025, an increase of $0.04 per share in adjusted earnings. The following discussion analyzes the other primary variances in the water segment’s earnings between the two periods.

•An increase in water operating revenues of $7.6 million was largely a result of (i) the CPUC-authorized second-year rate increases effective January 1, 2026, (ii) additional revenues for the recovery of capital projects approved in various advice letter filings effective January 1, 2026, (iii) additional revenues for increases in the per-unit water supply costs incurred, which result in no net impact to earnings, and (iv) an increase in water consumption for the three months ended September 30, 2026 of approximately 1% favorably impacting net earnings when compared to the same period in 2025. As a result of transitioning to a modified revenue decoupling mechanism (M-WRAM) effective January 1, 2025, GSWC’s earnings have been and will continue to be impacted by consumption fluctuations. Consumption changes depend on factors like climate change, conservation, and weather conditions. For example, El Niño or La Niña weather events could cause fluctuating precipitation that shifts outdoor water use. Any of these factors could directly impact GSWC’s future net earnings. These increases to revenues were partially offset by a decrease of $1.9 million in billed surcharges. CPUC-approved surcharges are billed to customers to recover previously incurred costs. Changes in billed surcharge revenues are offset by equal changes in operating expenses, resulting in no net impact to earnings.
•An increase in water supply costs of $0.2 million, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. The increase in water supply costs compared to the same period in 2025 was mostly because of (i) an overall increase in per-unit water supply costs that are covered in current rates, as noted above, resulting in no net impact to earnings, and (ii) an increase in the production of water resulting from higher customer consumption. These increases were partially offset by the impact of an actual water supply source mix that included less purchased water during the third quarter of 2026 as compared to the same period in 2025 due primarily to wells being brought back online in certain customer service areas. As a result of transitioning to an incremental water supply cost balancing account (ICBA) effective January 1, 2025, GSWC’s earnings have been and will continue to be impacted by water supply mix changes. Water supply mix changes can occur due to unforeseen changes in groundwater quality and operating conditions of groundwater basins and associated pumping facilities. Any of these factors could directly impact GSWC’s future net earnings.
•An overall increase in operating expenses of $1.8 million (excluding supply costs) due largely to increases in (i) overall labor costs and other employee-related benefits, (ii) other operation expenses related to water treatment and chemical costs, and conservation spending, (iii) regulatory expenses related to various regulatory filings, (iv) depreciation and amortization expenses, which are impacted by increasing capital additions placed in service and are reflected and recovered in customer rates, (v) maintenance expense, and (vi) property and other non-income taxes; partially offset by a decrease in surcharges of $1.9 million. As noted above, changes in billed surcharge revenues are offset by equal changes in operating expenses, resulting in no net impact to earnings.
•An overall increase in interest expense (net of interest income) of $1.3 million resulting primarily from (i) the impact of capitalizing debt costs related to certain advice letter projects approved by the CPUC in the latest general rate case effective January 1, 2025 that was recorded in 2025 with no similar item in 2026, (ii) higher average borrowing levels, and (iii) a decrease in interest income earned on regulatory assets due to decreasing regulatory balances as GSWC recovers the amounts through surcharges. The advice letter projects discussed are now included in adopted rate base and are part of the rate increases effective January 1, 2026.
•Excluding the gains and losses on investments previously discussed, an overall increase in other income (net of other expense) of $0.4 million was due largely to a decrease in the non-service cost components related to GSWC’s benefit plans resulting from changes in actuarial assumptions. However, as a result of GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefits costs related to the pension plan have no material impact to earnings.
•Changes in certain flowed-through income taxes included in GSWC’s income tax expense for the three months ended September 30, 2026 as compared to the same period in 2025 unfavorably impacted the water segment’s earnings. As a regulated utility, GSWC treats certain temporary differences as being flowed-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Changes in the magnitude of flowed-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
•A decrease in earnings of approximately $0.02 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program.
Electric Segment:
Diluted earnings from the electric utility segment increased $0.01 per share for the third quarter of 2026 as compared to the same period in 2025, principally resulting from an increase of $1.6 million in electric revenues due to the CPUC-authorized fourth-year rate increases in 2026 and additional revenues approved largely after the second quarter of 2025 to recover the cost plus AFUDC of certain advice letter capital projects. The increase in revenues was partially offset by an increase in electric supply costs, which consist of power purchased for resale costs and changes in the electric supply cost balancing account.
The increase in revenues less the increase in supply costs discussed above was partially offset by an overall increase in operating expenses, interest expense (net of interest and other income), and changes in certain flowed-through income taxes included in the electric segment’s income tax expense that unfavorably impacted net earnings.
Contracted Services Segment:
Diluted earnings from the contracted services segment decreased $0.02 per share for the third quarter of 2026 when compared to the same period in 2025 primarily as a result of higher overall operating and construction expenses, partially offset by an increase in total revenues recognized. The contracted services segment is expected to contribute $0.63 to $0.67 per share for the full year of 2026.
AWR (Parent):
For the three months ended September 30, 2026, diluted losses from AWR (parent) decreased by $0.02 per share when compared to the same period in 2025 due largely to a decrease in interest expense resulting from lower borrowing levels under AWR’s credit facility and lower average interest rates. The decrease in borrowing needs under AWR’s credit facility was driven principally by additional proceeds raised under AWR’s ATM offering program since the third quarter of 2025.

Summary of Year-to-Date Results by Segment
The table below sets forth a comparison of the year-to-date diluted earnings per share by business segment and for the parent company with amounts reported during the same period in 2025:

	Diluted Earnings per Share
	Nine Months Ended
	9/30/2026	9/30/2025	CHANGE
Water	$2.32	$2.11	$0.21
Electric	0.18	0.14	0.04
Contracted services	0.47	0.45	0.02
AWR (parent)	(0.04)	(0.06)	0.02
Consolidated diluted earnings per share, as recorded (GAAP)	$2.92	$2.63	$0.29
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
For the nine months ended September 30, 2026, AWR’s recorded consolidated diluted earnings were $2.92 per share, as compared to $2.63 per share recorded for the same period in 2025, an increase of $0.29 per share or 11.0%. AWR’s consolidated diluted earnings for the nine months ended September 30, 2026 were negatively impacted by approximately $0.07 per share due to the continued dilutive effects from the issuance of equity under AWR’s ATM offering program. On June 12, 2026, AWR successfully completed the ATM offering program, reaching the maximum aggregate offering capacity of $200 million in gross proceeds raised, and no further sales of Common Shares will be made under this program.
As discussed previously, our financial results were impacted by an unfavorable period-over-period change in investment results, reflecting volatile market conditions. Specifically, for the year-to-date 2026, gains of $3.0 million, or $0.06 per share, were recognized on investments held to fund one of the company’s retirement plans, as compared to gains of $4.6 million, or $0.09 per share, recognized during the same period in 2025, an unfavorable period-over-period change of $0.03 per share. Removing the effects of the gains on investments from both periods, adjusted consolidated diluted earnings for the year-to-date 2026 would have been $2.86 per share, as compared to adjusted diluted earnings of $2.54 per share for the same period in 2025, an increase of $0.32 per share in adjusted earnings, or 12.6%. The increase in recorded and adjusted net earnings was primarily generated from higher earnings at the water and electric utility segments resulting from, among other factors, the implementation of new customer rate increases approved by the CPUC. In addition, there was an increase in construction activities that resulted in higher earnings at the contracted services segment.
The following is a computation and reconciliation of diluted earnings per share from the measure of net income (loss) by business segment and for the parent company (as disclosed in Note 10 to the Unaudited Consolidated Financial Statements) to AWR’s consolidated fully diluted earnings per Common Share, for the nine months ended September 30, 2026 and 2025:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	YTD 2026	YTD 2025	YTD 2026	YTD 2025	YTD 2026	YTD 2025	YTD 2026	YTD 2025	YTD 2026	YTD 2025
Net income (loss)	$91,694	$81,344	$6,921	$5,519	$18,596	$17,258	$(1,705)	$(2,420)	$115,506	$101,701
Weighted Average Number of Diluted Shares	39,492	38,569	39,492	38,569	39,492	38,569	39,492	38,569	39,492	38,569
Diluted earnings (loss) per share	$2.32	$2.11	$0.18	$0.14	$0.47	$0.45	$(0.04)	$(0.06)	$2.92	$2.63
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
Water Segment:
For the nine months ended September 30, 2026, recorded diluted earnings from the water utility segment were $2.32 per share, as compared to $2.11 per share for the same period in 2025, an increase of $0.21 per share or 10%. Our water segment’s financial results were also impacted by the unfavorable period-over-period change in investment results, as mentioned above. The unfavorable variance negatively impacted diluted earnings per share by $0.03, which is recorded at the water utility segment. Excluding the gains and losses on investments from both periods, adjusted diluted earnings at the water segment for year-to-date 2026 would have been $2.26 per share, as compared to adjusted diluted earnings of $2.02 per share for the same period in 2025, an increase of $0.24 per share in adjusted earnings. The discussion below presents the other major variances in the water segment’s earnings between the two periods.
•An increase in water operating revenues of approximately $30.1 million largely as a result of (i) the CPUC-authorized second-year rate increases effective January 1, 2026, (ii) additional revenues for the recovery of capital projects approved in various advice letter filings effective January 1, 2026, (iii) additional revenues for increases in the per-unit water supply costs incurred, which, as noted below, result in no net impact to earnings, and (iv) an increase in water consumption for the nine months ended September 30, 2026 of 1.6% when compared to the same period in 2025. As a result of transitioning to the M-WRAM effective January 1, 2025, GSWC’s revenues and earnings will continue to be subject to future volatility from fluctuations in customer consumption. These increases were partially offset by a decrease in billed surcharges of $3.8 million. As previously discussed, changes in billed surcharge revenues are offset by equal changes in operating expenses, resulting in no net impact to earnings.
•An increase in water supply costs of $5.8 million, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. The increase in water supply costs compared to the same period in 2025 was largely because of (i) an overall increase in the per-unit water supply costs that are covered in current rates, as noted above, resulting in no net impact to earnings, and (ii) an increase in overall water volume compared to the same period in 2025 resulting from higher customer consumption. The increases were partially offset by the impact of an actual water supply source mix that included less purchased water during the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to wells being brought back online in certain service areas. Due to transitioning to the ICBA effective January 1, 2025, GSWC’s earnings have been and will be subject to future volatility from favorable and unfavorable changes in the water supply source mix compared to the adopted mix incorporated in the revenue requirement.
•An overall increase in operating expenses of $4.4 million (excluding supply costs) mainly due to increases in (i) overall labor costs and other employee-related benefits, (ii) other operation and maintenance expenses, (iii) regulatory costs, (iv) depreciation and amortization expenses, which are impacted by increasing capital additions placed in service and are reflected and recovered in customer rates, and (v) property and other non-income taxes; partially offset by a decrease in surcharges of $3.8 million. As noted above, changes in revenues from billed surcharges are offset by equal changes in operating expenses, resulting in no net impact to earnings.
•An overall increase in interest expense (net of interest income) of $3.0 million resulting largely from (i) the impact of capitalizing debt costs related to certain advice letter projects approved by the CPUC in the latest general rate case effective January 1, 2025 that was recorded in 2025 with no similar item in 2026, and (ii) a decrease in interest income earned on regulatory assets due to decreasing regulatory balances as GSWC recovers the amounts through surcharges; partially offset by overall lower average borrowing levels. The advice letter projects discussed are now included in adopted rate base and are part of the rate increases effective January 1, 2026.
•Excluding the gains and losses on investments previously discussed, an overall increase in other income (net of other expenses) of $1.2 million was due primarily to a decrease in the non-service cost components related to GSWC’s benefit plans resulting from changes in actuarial assumptions. However, as a result of GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefits costs related to the pension plan have no material impact to earnings.
•Changes in certain flowed-through income taxes included in GSWC’s income tax expense for the nine months ended September 30, 2026 as compared to the same period in 2025 unfavorably impacted the water segment’s earnings as previously discussed in the quarterly results.
•A decrease in earnings of approximately $0.05 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program previously discussed.
Electric Segment:
Diluted earnings from the electric utility segment increased $0.04 per share for the nine months ended September 30, 2026 as compared to the same period in 2025, principally resulting from an increase of $5.9 million in electric revenues due largely to the CPUC-authorized fourth-year rate increases in 2026, additional revenues approved to recover the cost plus AFUDC of certain advice letter capital projects that were effective during the second quarter of 2025, and an increase in billed surcharges of $1.2 million. Changes in billed surcharge revenues are offset by equal changes in operating expenses, resulting in no net impact to earnings. The increase in revenues was partially offset by an increase in electric supply costs, which consist of power purchased for resale and changes in the electric supply cost balancing account.
The increase in electric revenues less electric supply costs discussed above was partially offset by (i) an overall increase in operating expenses of $2.5 million, due, in large part, to an increase in surcharges of $1.2 million discussed above, and other items including other operation and maintenance-related activities, depreciation and amortization expenses, which are impacted by increasing capital additions placed in service and are reflected and recovered in customer rates, and property and other non-income taxes, and (ii) an increase in interest expense (net of interest and other income) of $1.0 million compared to the same period in 2025. The increase in interest expense at the electric segment between periods is primarily due to lower AFUDC recognized in 2026 related to certain advice letter projects approved by the CPUC in the latest general rate case and higher average borrowing levels, together with lower interest income earned on regulatory assets. The advice letter projects discussed are now included in adopted rate base and are part of the increase in 2026 revenues.

Contracted Services Segment:
Diluted earnings from the contracted services segment increased $0.02 per share for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to (i) an increase in construction activities, (ii) an increase in management fee revenues resulting from the resolution of various economic price adjustments, and (iii) a decrease in interest expense (net of interest income) due to lower average borrowing levels and average interest rates. These favorable variances were partially offset by an increase in overall operating expenses (excluding construction expenses). Furthermore, there was a decrease in contracted services earnings of approximately $0.01 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program that was previously discussed. The contracted services segment is expected to contribute $0.63 to $0.67 per share for the full year of 2026.
AWR (Parent):
For the nine months ended September 30, 2026, the diluted loss from AWR (parent) decreased by $0.02 per share compared to the same period in 2025 largely due to a decrease in interest expense resulting from lower borrowing levels under AWR’s credit facility and lower average interest rates. The decrease in borrowing needs under AWR’s credit facility was driven primarily by additional proceeds raised under AWR’s ATM offering program.
The following discussion and analysis for the three and nine months ended September 30, 2026 and 2025 provides information on AWR’s consolidated operations and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVES, and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended September 30, 2026 and 2025 (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$139,916	$132,323	$7,593	5.7%
Electric	14,885	13,332	1,553	11.6%
Contracted services	37,734	37,061	673	1.8%
Total operating revenues	192,535	182,716	9,819	5.4%

OPERATING EXPENSES
Water purchased	25,920	27,745	(1,825)	(6.6)%
Power purchased for pumping	5,235	4,454	781	17.5%
Groundwater production assessment	8,741	6,972	1,769	25.4%
Power purchased for resale	4,047	3,288	759	23.1%
Supply cost balancing accounts	(1,349)	(367)	(982)	267.6%
Other operation	12,584	11,782	802	6.8%
Administrative and general	25,482	25,413	69	0.3%
Depreciation and amortization	13,174	11,934	1,240	10.4%
Maintenance	5,829	5,481	348	6.3%
Property and other taxes	8,187	7,771	416	5.4%
ASUS construction	17,391	16,510	881	5.3%
Total operating expenses	125,241	120,983	4,258	3.5%

OPERATING INCOME	67,294	61,733	5,561	9.0%

OTHER INCOME AND EXPENSES
Interest expense	(11,866)	(11,711)	(155)	1.3%
Interest income	782	1,064	(282)	(26.5)%
Other, net	839	3,006	(2,167)	(72.1)%
Total other income (expenses), net	(10,245)	(7,641)	(2,604)	34.1%

INCOME BEFORE INCOME TAX EXPENSE	57,049	54,092	2,957	5.5%

Income tax expense	14,765	12,925	1,840	14.2%

NET INCOME	$42,284	$41,167	$1,117	2.7%

Basic earnings per Common Share	$1.06	$1.06	$—	—%

Fully diluted earnings per Common Share	$1.06	$1.06	$—	—%

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
Water
For the three months ended September 30, 2026, revenues from water operations increased by $7.6 million to $139.9 million as compared to the same period in 2025. The increase in water revenues during the third quarter of 2026 is primarily a result of (i) the CPUC-approved second-year rate increases effective January 1, 2026, (ii) additional revenues approved to recover the advice letter capital projects that were added to adopted rate base for inclusion in the revenue requirement effective January 1, 2026, (iii) additional revenues for increases in the per-unit water supply costs incurred, which result in no net impact to earnings, and (iv) an increase in water consumption as further described below. These increases were partially offset by a decrease in billed surcharges of $1.9 million compared to the same period in 2025. CPUC-approved surcharges are billed to customers to recover previously incurred costs. Changes in billed surcharge revenues are offset by equal changes in operating expenses, resulting in no impact to earnings.
Water consumption for the three months ended September 30, 2026 was higher by approximately 1% as compared to the same period in 2025. As previously discussed, the final decision in the latest general rate case rejected GSWC’s request for the continuation of the WRAM, and instead ordered GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”) effective January 1, 2025. Without having a full revenue decoupling mechanism, GSWC’s revenues and earnings will be subject to future volatility as a result of fluctuations in customer consumption.
Electric
Electric revenues for the three months ended September 30, 2026 increased by $1.6 million to $14.9 million largely resulting from the CPUC-approved fourth-year electric rate increases implemented in 2026 as compared to the same period of 2025, and an increase in additional revenues from the approval of certain advice letter projects that were implemented after the second quarter of 2025.
Billed electric usage for the third quarter of 2026 was 4.4% higher than the same period in 2025; however, due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in electric usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining water and/or wastewater systems at various military bases. For the three months ended September 30, 2026, revenues from contracted services increased by $0.7 million to $37.7 million as compared to $37.1 million for the same period in 2025. The increase was primarily due to an increase in construction activities and an increase in management fees from economic price adjustments.
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

Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest portion of total consolidated operating expenses. Supply costs accounted for 34.0% and 34.8% of total operating expenses for the three months ended September 30, 2026 and 2025, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. Overall actual percentages of purchased water for the three months ended September 30, 2026 and 2025 were 38.7% and 44.2%, respectively.
Effective January 1, 2025, GSWC transitioned from a full cost balancing account for water supply known as the MCBA to an incremental cost balancing account (“ICBA”) for supply costs. The ICBA does not include the impact from changes in water supply source mix compared to the adopted mix incorporated in the revenue requirement, but allows GSWC to track differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs. Without the MCBA mechanism in place there may be volatility to Registrant’s earnings as a result of changes in water supply source mix. As of September 30, 2026, the balances recorded in the ICBA were not significant.
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the three months ended September 30, 2026 and 2025, water supply costs consisted of the following amounts (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water purchased	$25,920	$27,745	$(1,825)	(6.6)%
Power purchased for pumping	5,235	4,454	781	17.5%
Groundwater production assessment	8,741	6,972	1,769	25.4%
Water supply cost balancing accounts *	(522)	7	(529)	**
Total water supply costs	$39,374	$39,178	$196	0.5%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(1.3) million and $(0.4) million for the three months ended September 30, 2026 and 2025, respectively.
** not meaningful
Water purchased costs for the third quarter of 2026 decreased to $25.9 million as compared to $27.7 million for the same period in 2025. Although there was a slight increase in customer consumption, the actual water supply source mix included less purchased water during the three months ended September 30, 2026 compared to the same period in 2025 due primarily to wells being brought back online in certain customer service areas, partially offset by higher wholesale water per-unit prices that are being recovered in current rates. As a result of the increase in water production from GSWC’s wells, there was an increase in power purchased for pumping and groundwater production assessment compared to the same period in 2025. Changes in the water supply cost balancing accounts relate to the change, (under) over collection, between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the three months ended September 30, 2026 and 2025, electric supply costs consisted of the following amounts (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ CHANGE	% CHANGE
Power purchased for resale	$4,047	$3,288	$759	23.1%
Electric supply cost balancing account *	(827)	(374)	(453)	121.1%
Total electric supply costs	$3,220	$2,914	$306	10.5%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(1.3) million and $(0.4) million for the three months ended September 30, 2026 and 2025, respectively.

For the three months ended September 30, 2026, the cost of power purchased for resale to BVES’s electric customers increased by $0.8 million to $4.0 million as compared to $3.3 million during the same period in 2025 due to higher customer usage, partially offset by lower overall average prices per megawatt-hour, including fixed costs. The change in the electric supply cost balancing account in 2026 when compared to 2025 is also due to higher customer usage.
Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses. For the three months ended September 30, 2026 and 2025, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water Services	$8,376	$8,044	$332	4.1%
Electric Services	1,370	1,179	191	16.2%
Contracted Services	2,838	2,559	279	10.9%
Total other operation	$12,584	$11,782	$802	6.8%
The increase in other operation expenses at the water segment was largely due to an increase in water treatment and chemical costs with wells being brought back online in certain customer service areas, and conservation spending, partially offset by a decrease in billed surcharges of $0.6 million compared to the same period in 2025. Surcharges are billed to customers to recover balances previously tracked in CPUC-authorized balancing and memorandum accounts. Billed surcharges have a corresponding and offsetting change in other operation expenses, resulting in no net impact to earnings.
The increase in other operation expenses at the electric segment was primarily due to higher labor, operation-related outside service costs, and bad debt expense. The increase at the contracted services segment was largely due to higher labor, utilities, and fuel costs.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended September 30, 2026 and 2025, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water Services	$16,059	$16,632	$(573)	(3.4)%
Electric Services	3,201	3,116	85	2.7%
Contracted Services	6,221	5,663	558	9.9%
AWR (parent)	1	2	(1)	(50.0)%
Total administrative and general	$25,482	$25,413	$69	0.3%
Administrative and general expenses decreased at the water segment due largely to a decrease in billed surcharges of $1.3 million compared to the same period in 2025. The surcharges were implemented in 2025 to recover balances previously tracked in CPUC-authorized balancing and memorandum accounts. Billed surcharges had a corresponding and offsetting change in administrative and general expenses, resulting in no net impact to earnings. This decrease was partially offset by higher labor costs, employee-related benefits, and regulatory expenses.
Administrative and general expenses increased at the contracted services segment primarily due to higher labor costs, employee-related benefits, and higher outside service costs.

Depreciation and Amortization
For the three months ended September 30, 2026 and 2025, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water Services	$11,142	$10,085	$1,057	10.5%
Electric Services	1,074	934	140	15.0%
Contracted Services	958	915	43	4.7%
Total depreciation and amortization	$13,174	$11,934	$1,240	10.4%
The overall increase in depreciation and amortization expense resulted primarily from capital additions to utility plant and other fixed assets placed in service.
Maintenance
For the three months ended September 30, 2026 and 2025, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water Services	$2,980	$2,601	$379	14.6%
Electric Services	1,429	1,612	(183)	(11.4)%
Contracted Services	1,420	1,268	152	12.0%
Total maintenance	$5,829	$5,481	$348	6.3%
Fluctuations in maintenance expense are driven by the timing and requirements of our maturing infrastructure at each of our business segments. During the third quarter of 2026, there were increases in maintenance activities at our water and contracted services segments compared to the same period in 2025, while maintenance activities decreased at our electric segment.
Property and Other Taxes
For the three months ended September 30, 2026 and 2025, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water Services	$6,998	$6,364	$634	10.0%
Electric Services	859	727	132	18.2%
Contracted Services	330	680	(350)	(51.5)%
Total property and other taxes	$8,187	$7,771	$416	5.4%
Property and other taxes increased at both the water and electric segments due mainly to higher property taxes from capital additions. Property and other taxes decreased at the contracted services segment due primarily to the resolution of a gross receipts tax matter.
ASUS Construction
For the three months ended September 30, 2026, construction expenses for contracted services were $17.4 million, an increase of $0.9 million compared to the same period in 2025, primarily resulting from an increase in construction activities as compared to the same period of 2025.

Interest Expense
For the three months ended September 30, 2026 and 2025, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water Services	$9,614	$8,552	$1,062	12.4%
Electric Services	1,287	1,239	48	3.9%
Contracted Services	33	52	(19)	(36.5)%
AWR (parent)	932	1,868	(936)	(50.1)%
Total interest expense	$11,866	$11,711	$155	1.3%
AWR’s borrowings consist of revolving credit facilities, while GSWC and BVES borrowings consist of revolving credit facilities and long-term debt issuances. Interest expense at the water segment increased as compared to the same period in 2025 due primarily to the impact of capitalizing debt costs in 2025 related to certain advice letter projects approved in the latest water general rate case, with no similar item in 2026, and higher average borrowing levels. The interest expense at AWR (parent) decreased as compared to the same period in 2025 mostly due to lower average borrowing levels and lower interest rates under its credit facility. The overall combined average interest rates were 4.96% and 5.06% for the three months ended September 30, 2026 and 2025, respectively.
Interest Income
For the three months ended September 30, 2026 and 2025, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water Services	$291	$511	$(220)	(43.1)%
Electric Services	288	334	(46)	(13.8)%
Contracted Services	201	207	(6)	(2.9)%
AWR (parent)	2	12	(10)	(83.3)%
Total interest income	$782	$1,064	$(282)	(26.5)%
For the three months ended September 30, 2026, interest income decreased at the water segment when compared to the same period in 2025 largely due to decreases in interest income earned on regulatory assets. Regulatory asset balances will decrease as surcharges are approved and implemented. As a result of receiving final CPUC decisions in early 2025 for both the water and electric general rate cases, surcharges were implemented during 2025 to recover balances previously tracked in CPUC-authorized balancing and memorandum accounts.
Other Income and (Expenses)
For the three months ended September 30, 2026 and 2025, other income and (expenses), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water Services	$648	$2,783	$(2,135)	(76.7)%
Electric Services	95	172	(77)	(44.8)%
Contracted Services	11	(5)	16	*
AWR (parent)	85	56	29	51.8%
Total other income (expenses), net	$839	$3,006	$(2,167)	(72.1)%
* not meaningful
For the three months ended September 30, 2026, other income (net of other expense) decreased largely because of losses of $17,000 recorded on investments held to fund one of the company’s retirement plans in 2026, compared to gains of $2.5 million recorded in 2025, partially offset by a decrease in the non-service cost components related to GSWC’s benefit plans resulting from changes in actuarial assumptions. However, as a result of GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefits costs related to the pension plan have no material impact to earnings.

Income Tax Expense
For the three months ended September 30, 2026 and 2025, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water Services	$12,402	$10,863	$1,539	14.2%
Electric Services	712	400	312	78.0%
Contracted Services	2,160	2,356	(196)	(8.3)%
AWR (parent)	(509)	(694)	185	(26.7)%
Total income tax expense	$14,765	$12,925	$1,840	14.2%
AWR’s ETR was 25.9% and 23.9% for the three months ended September 30, 2026 and 2025, respectively. GSWC’s ETR was 26.8% and 24.6% for the three-month periods ended September 30, 2026 and 2025, respectively. The increase in the ETRs during the three months ended September 30, 2026 was primarily due to changes in certain flowed-through income taxes at the regulated utilities.

Consolidated Results of Operations — Nine Months Ended September 30, 2026 and 2025 (amounts in thousands, except per share amounts):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$384,076	$354,023	$30,053	8.5%
Electric	47,168	41,262	5,906	14.3%
Contracted services	111,772	98,510	13,262	13.5%
Total operating revenues	543,016	493,795	49,221	10.0%

OPERATING EXPENSES
Water purchased	70,823	67,964	2,859	4.2%
Power purchased for pumping	12,231	11,157	1,074	9.6%
Groundwater production assessment	21,538	18,776	2,762	14.7%
Power purchased for resale	11,605	12,822	(1,217)	(9.5)%
Supply cost balancing accounts	(1,420)	(2,219)	799	(36.0)%
Other operation	35,886	34,582	1,304	3.8%
Administrative and general	78,157	77,510	647	0.8%
Depreciation and amortization	38,605	35,197	3,408	9.7%
Maintenance	17,730	15,757	1,973	12.5%
Property and other taxes	23,754	21,678	2,076	9.6%
ASUS construction	51,471	42,333	9,138	21.6%
Total operating expenses	360,380	335,557	24,823	7.4%

OPERATING INCOME	182,636	158,238	24,398	15.4%

OTHER INCOME AND EXPENSES
Interest expense	(36,147)	(35,901)	(246)	0.7%
Interest income	2,644	4,575	(1,931)	(42.2)%
Other, net	5,489	6,411	(922)	(14.4)%
Total other income (expenses), net	(28,014)	(24,915)	(3,099)	12.4%

INCOME BEFORE INCOME TAX EXPENSE	154,622	133,323	21,299	16.0%

Income tax expense	39,116	31,622	7,494	23.7%

NET INCOME	$115,506	$101,701	$13,805	13.6%

Basic earnings per Common Share	$2.92	$2.64	$0.28	10.6%

Fully diluted earnings per Common Share	$2.92	$2.63	$0.29	11.0%

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
Water
For the nine months ended September 30, 2026, revenues from water operations increased by $30.1 million to $384.1 million as compared to the same period in 2025. The increase in water revenues during the nine months of 2026 is primarily a result of (i) the CPUC-approved second-year rate increases effective January 1, 2026, (ii) additional revenues approved to recover the advice letter capital projects that were added to adopted rate base for inclusion in the revenue requirement effective January 1, 2026, (iii) additional revenues for increases in the per-unit water supply costs incurred, which result in no net impact to earnings, and (iv) an increase in water consumption as further described below. These increases were partially offset by a decrease in billed surcharges of $3.8 million compared to the same period in 2025. CPUC-approved surcharges are billed to customers to recover previously incurred costs. Changes in billed surcharge revenues are offset by equal changes in operating expenses, resulting in no impact to earnings.
Water consumption for the nine months ended September 30, 2026 was higher by 1.6% as compared to the same period in 2025. As previously discussed, the final decision in the latest general rate case rejected GSWC’s request for the continuation of the WRAM, and instead ordered GSWC to transition to the M-WRAM effective January 1, 2025. Without having a full revenue decoupling mechanism, GSWC’s revenues and earnings will be subject to future volatility as a result of significant fluctuations in customer consumption.
Electric
Electric revenues for the nine months ended September 30, 2026 increased by $5.9 million to $47.2 million largely resulting from the CPUC-approved fourth-year electric rate increases effective January 1, 2026, an increase in additional revenues from the approval of certain advice letter projects that were implemented after the second quarter of 2025, and an increase in billed surcharges of $1.2 million. As previously discussed, changes in billed surcharge revenues are offset by equal changes in operating expenses, resulting in no net impact to earnings.
Electric usage for the nine months ended September 30, 2026 was lower by 3.1% compared to the same period in 2025; however, due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases. For the nine months ended September 30, 2026, revenues from contracted services increased by $13.3 million to $111.8 million as compared to $98.5 million for the same period in 2025. The increase was primarily due to an increase in construction activities and an increase in management fees from economic price adjustments.
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
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest portion of total consolidated operating expenses. Supply costs accounted for approximately 31.8% and 32.3% of total operating expenses for the nine months ended September 30, 2026 and 2025, respectively.

Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages of purchased water for the nine months ended September 30, 2026 and 2025 were 41.3% and 42.7%, respectively.
Effective January 1, 2025, GSWC transitioned from a full cost balancing account for water supply known as the MCBA to an ICBA for supply costs. The ICBA does not include the impact from changes in water supply source mix compared to the adopted mix incorporated in the revenue requirement, but allows GSWC to track differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs. Without the MCBA mechanism in place there may be volatility to Registrant’s earnings as a result of changes in water supply source mix. As of September 30, 2026, the balances recorded in the ICBA were not significant.
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the nine months ended September 30, 2026 and 2025, water supply costs consisted of the following amounts (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water purchased	$70,823	$67,964	$2,859	4.2%
Power purchased for pumping	12,231	11,157	1,074	9.6%
Groundwater production assessment	21,538	18,776	2,762	14.7%
Water supply cost balancing accounts *	(260)	663	(923)	(139.2)%
Total water supply costs	$104,332	$98,560	$5,772	5.9%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(1.4) million and $(2.2) million for the nine months ended September 30, 2026 and 2025, respectively.
Water purchased costs for the nine months ended September 30, 2026 increased to $70.8 million as compared to $68.0 million for the same period in 2025 due primarily to higher wholesale water per-unit prices that are being recovered in current rates, partially offset by the actual water supply source mix that included less purchased water during the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to wells being brought back online in certain service areas. Power purchased for pumping and groundwater production assessment increased as a result of higher customer consumption and water production compared to the same period in 2025, as well as increases in electricity provider rates and pump tax rates that are also being recovered in current rates. Changes in the water supply cost balancing accounts relate to the change, (under) over collection, between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the nine months ended September 30, 2026 and 2025, electric supply costs consisted of the following amounts (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ CHANGE	% CHANGE
Power purchased for resale	$11,605	$12,822	$(1,217)	(9.5)%
Electric supply cost balancing account *	(1,160)	(2,882)	1,722	(59.8)%
Total electric supply costs	$10,445	$9,940	$505	5.1%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(1.4) million and $(2.2) million for the nine months ended September 30, 2026 and 2025, respectively.
For the nine months ended September 30, 2026, the cost of power purchased for resale to BVES’s electric customers decreased to $11.6 million as compared to $12.8 million during the same period in 2025 largely because of lower customer usage and lower overall average prices per megawatt-hour, including fixed costs. The change in the electric supply cost balancing account during the nine months ended September 30, 2026 compared to the same period in 2025 was also due to lower customer usage.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-services costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the nine months ended September 30, 2026 and 2025, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water Services	$23,631	$23,519	$112	0.5%
Electric Services	3,946	3,499	447	12.8%
Contracted Services	8,309	7,564	745	9.8%
Total other operation	$35,886	$34,582	$1,304	3.8%
For the nine months ended September 30, 2026, the increase in other operation expenses at the water segment was largely due to an increase in labor costs, water conservation spending, bad debt expense, and other operation-related costs, partially offset by a decrease of $1.1 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Changes in billed surcharges had a corresponding and offsetting change in other operation expenses, resulting in no net impact to earnings.
The increase at the electric segment was due primarily to higher operation-related outside services costs. The increase at the contracted services segment was largely due to higher labor, utilities, and fuel costs.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the nine months ended September 30, 2026 and 2025, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water Services	$49,150	$50,241	$(1,091)	(2.2)%
Electric Services	10,050	9,862	188	1.9%
Contracted Services	18,952	17,402	1,550	8.9%
AWR (parent)	5	5	—	—%
Total administrative and general	$78,157	$77,510	$647	0.8%
Administrative and general expenses decreased at the water segment largely due to a decrease in billed surcharges of $2.7 million compared to the same period in 2025. The surcharges were implemented in 2025 to recover balances previously tracked in CPUC-authorized balancing and memorandum accounts. Changes in billed surcharges had a corresponding and offsetting change in administrative and general expenses, resulting in no net impact to earnings. This decrease was partially offset by higher labor costs, employee-related benefits, and regulatory costs.
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
Administrative and general expenses increased at the contracted services segment primarily due to higher labor costs, employee-related benefits, outside service costs, and insurance costs.

Depreciation and Amortization
For the nine months ended September 30, 2026 and 2025, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water Services	$32,534	$29,804	$2,730	9.2%
Electric Services	3,208	2,718	490	18.0%
Contracted Services	2,863	2,675	188	7.0%
Total depreciation and amortization	$38,605	$35,197	$3,408	9.7%
Overall depreciation and amortization expense increased largely from capital additions to utility plant and other fixed assets placed in service.
Maintenance
For the nine months ended September 30, 2026 and 2025, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water Services	$8,059	$7,429	$630	8.5%
Electric Services	5,238	4,248	990	23.3%
Contracted Services	4,433	4,080	353	8.7%
Total maintenance	$17,730	$15,757	$1,973	12.5%
Fluctuations in maintenance expense are driven by the timing and requirements of our maturing infrastructure at each of our business segments. Maintenance activities increased at the water and contracted services segments compared to the same period in 2025.
Maintenance expense increased at the electric segment due, in large part, to an increase of $0.8 million in billed surcharges to recover previously incurred vegetation management costs that had been tracked in CPUC-authorized memorandum accounts. Changes in billed surcharges had a corresponding and offsetting change in maintenance expense, resulting in no impact to earnings. There was also an increase in maintenance activity compared to the same period in 2025.
Property and Other Taxes
For the nine months ended September 30, 2026 and 2025, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water Services	$19,716	$17,698	$2,018	11.4%
Electric Services	2,431	2,063	368	17.8%
Contracted Services	1,607	1,917	(310)	(16.2)%
Total property and other taxes	$23,754	$21,678	$2,076	9.6%
Property and other taxes increased at the water and electric segments largely due to an increase in property taxes resulting from capital additions and higher assessed values. Property and other taxes decreased at the contracted services segment due mainly to the resolution of a gross receipts tax matter.
ASUS Construction
For the nine months ended September 30, 2026, construction expenses for contracted services were $51.5 million, an increase of $9.1 million compared to the same period in 2025, primarily resulting from an increase in construction activities during 2026.

Interest Expense
For the nine months ended September 30, 2026 and 2025, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water Services	$28,624	$27,145	$1,479	5.4%
Electric Services	3,831	3,577	254	7.1%
Contracted Services	143	544	(401)	(73.7)%
AWR (parent)	3,549	4,635	(1,086)	(23.4)%
Total interest expense	$36,147	$35,901	$246	0.7%
AWR’s borrowings consist of bank notes under revolving credit facilities, while GSWC and BVES borrowings consist of revolving credit facilities and long-term debt issuances. Interest expense at the water segment increased as compared to the same period in 2025 due primarily to the impact of capitalizing debt costs in 2025 related to certain advice letter projects approved in the latest water general rate case, with no similar item in 2026, and an increase in overall borrowing levels. Interest expense at the electric segment increased as compared to the same period in 2025 due mainly to lower AFUDC recognized in 2026, together with an increase in interest expense from higher average borrowing levels. During 2025, BVES recognized higher levels of AFUDC related to certain advice letter projects approved by the CPUC in the latest general rate case. The interest expense at the contracted services segment and AWR (parent) decreased as compared to the same period in 2025 resulting primarily from lower average borrowing levels and lower interest rates. The overall combined average interest rates were 5.00% and 5.10% for the nine months ended September 30, 2026 and 2025, respectively.
Interest Income
For the nine months ended September 30, 2026 and 2025, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water Services	$1,188	$2,719	$(1,531)	(56.3)%
Electric Services	831	1,208	(377)	(31.2)%
Contracted Services	602	608	(6)	(1.0)%
AWR (parent)	23	40	(17)	(42.5)%
Total interest income	$2,644	$4,575	$(1,931)	(42.2)%
The decreases in interest income at both the water and electric segments when compared to the same period in 2025 are largely due to decreases in interest income earned on regulatory assets. Regulatory asset balances will decrease as surcharges are approved and implemented. As a result of receiving final CPUC decisions in early 2025 for both the water and electric general rate cases, surcharges were implemented during 2025 to recover balances previously tracked in CPUC-authorized balancing and memorandum accounts.
Other Income and (Expenses)
For the nine months ended September 30, 2026 and 2025, other income and (expenses), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water Services	$5,084	$5,471	$(387)	(7.1)%
Electric Services	169	488	(319)	(65.4)%
Contracted Services	33	(13)	46	*
AWR (parent)	203	465	(262)	(56.3)%
Total other income (expenses), net	$5,489	$6,411	$(922)	(14.4)%
* not meaningful

    For the nine months ended September 30, 2026, other income (net of other expenses) decreased at the water segment largely because of gains of $3.0 million recorded on investments held to fund one of the company’s retirement plans in 2026, compared to gains of $4.6 million recorded in 2025, partially offset by a decrease in the non-service cost components related to GSWC’s benefit plans resulting from changes in actuarial assumptions. However, as a result of GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefits costs related to the pension plan have no material impact to earnings.
The decrease in other income for the electric segment is due primarily to less AFUDC (equity) earned on certain CPUC-approved advice letter projects while under construction in 2025. The capital projects were approved for recovery through advice letters that were completed and placed in service in 2025.
The decrease in other income for AWR (parent) is due mainly to a decrease in non-regulated-related activities.
Income Tax Expense
For the nine months ended September 30, 2026 and 2025, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ CHANGE	% CHANGE
Water Services	$32,608	$26,473	$6,135	23.2%
Electric Services	2,098	1,532	566	36.9%
Contracted Services	6,033	5,332	701	13.1%
AWR (parent)	(1,623)	(1,715)	92	(5.4)%
Total income tax expense	$39,116	$31,622	$7,494	23.7%
Consolidated income tax expense for the nine months ended September 30, 2026 increased by $7.5 million primarily due to the increase in consolidated pretax income as compared to the same period in 2025. AWR’s ETR was 25.3% and 23.7% for the nine months ended September 30, 2026 and 2025, respectively. GSWC’s ETR was 26.2% and 24.6% for the nine months ended September 30, 2026 and 2025, respectively. The increase in GSWC’s ETR was due largely to changes in certain flowed-through income taxes.

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
Liquidity and Capital Resources
AWR
AWR’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase in future periods due to the need for additional external capital to fund construction programs at its regulated utilities and if market interest rates increase. In addition, as the capital investment programs continue to increase, AWR and its subsidiaries anticipate they will need to access external financing more often. External financing may also be needed to cover costs incurred in connection with capital investments that are not covered in rates due to delays in obtaining approval of general rate cases by the CPUC.
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVES to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $988.8 million was available for GSWC to pay dividends to AWR on September 30, 2026. Approximately $124.6 million was available for BVES to pay dividends to AWR as of September 30, 2026. ASUS’s ability to pay dividends to AWR is dependent upon state laws in which each ASUS subsidiary operates, as well as ASUS’s ability to pay dividends under California law.
When necessary, AWR obtains funds from external sources through the capital markets and from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general, as well as conditions in the debt or equity capital markets.
In February 2024, AWR entered into an equity distribution agreement, which was subsequently amended on February 20, 2026 (the “Equity Distribution Agreement”) with third-party sales agents, under which AWR could offer and sell Common Shares, from time to time at its sole discretion, through an ATM offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. AWR used the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and making equity contributions to its subsidiaries. During the nine months ended September 30, 2026, AWR sold 526,959 Common Shares through the ATM offering program and raised net proceeds of $39.9 million, bringing the total raised through September 30, 2026 to $40.7 million, net of $0.6 million of commissions paid under the terms of the Equity Distribution Agreement. On June 12, 2026, AWR successfully completed the program, reaching the maximum aggregate offering capacity of $200 million in gross proceeds raised. AWR has no plans to issue additional equity through, at least, the end of 2029 to support its current operations.
In June 2023, AWR and GSWC each entered into credit agreements with an original term of five years provided by a syndicate of banks and financial institutions. Both credit agreements, as amended, are scheduled to mature in June 2029. As of September 30, 2026, the credit agreements provide AWR and GSWC unsecured revolving credit facilities with borrowing capacities of $195.0 million and $200.0 million, respectively. Under the terms of the credit agreements, as of September 30, 2026, the borrowing capacities for AWR and GSWC may be expanded up to an additional $30.0 million and $75.0 million, respectively, subject to the lenders’ approval. AWR’s credit facility primarily provides support to AWR (parent) and ASUS, while GSWC’s credit agreement provides support to its water operations and capital expenditures. As of September 30, 2026, AWR’s outstanding borrowings under its credit facility of $77.0 million have been classified as non-current liabilities on AWR’s Consolidated Balance Sheet. The CPUC requires GSWC to completely pay off all borrowings under its revolving credit facility within a 24-month period after which GSWC may again borrow under its facility. GSWC’s pay-off period for its credit facility currently ends in November 2027. As of September 30, 2026, there were $34.0 million of outstanding borrowings under GSWC’s facility, which have also been classified as non-current liabilities in both AWR’s Consolidated Balance Sheet and GSWC’s Balance Sheet.

As of September 30, 2026, GSWC has unsecured private placement notes of $65.0 million that will mature on June 5, 2027. Consequently, this balance has been classified within current liabilities in the accompanying balance sheets. It is management's current intention to refinance this obligation prior to its maturity date either through the issuance of new long-term debt, an equity contribution by AWR parent, or a combination of the two. While GSWC will actively evaluate long-term financing alternatives and participate in discussions with potential lenders, no formal commitment or refinancing agreement has been executed as of the filing of this Form 10-Q.
BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures, which provides a borrowing capacity of $65.0 million and matures in December 2028. BVES has an option to expand the borrowing capacity by up to an additional $25.0 million, subject to lender’s approval. BVES’s revolving credit facility is considered a short-term debt arrangement by the CPUC. Therefore, pursuant to the CPUC’s requirements, borrowings under this credit facility are required to be fully paid off within a 24-month period, after which BVES may borrow under the credit facility again. BVES’s next pay-off period currently ends in May 2028. As of September 30, 2026, there were $4.0 million of outstanding borrowings under BVES’s credit facility, which have been classified as non-current liabilities in AWR’s Consolidated Balance Sheet.
Our primary sources of liquidity to fund operations continue to be from the recovery of costs charged to customers at our regulated utilities and the collection of payments from the U.S. government. We believe that capital investment costs associated with our capital programs at our regulated utilities will continue to be recovered through water and electric rates charged to customers, as well as funds from credit facilities from our regulated utilities. In addition, AWR’s credit facility will continue to be used to support ASUS’s operations and AWR (parent). The long-term capital-intensive nature of our regulated utilities has required us to continually seek future financing opportunities beyond the short-term. Future long-term financing at GSWC and BVES is expected to consist of both long-term debt and equity issuances in order to manage to the CPUC-authorized capital structure. Under the current financing applications authorized by the CPUC, GSWC and BVES have $588.0 million and $82.0 million, respectively, remaining and available under each utility’s authorized applications that provide for long-term financing and which are expected to be used over the next 1-6 years to pay down outstanding borrowings under their respective credit facilities and support operations.
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
AWR’s ability to pay cash dividends on its Common Shares depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On October 26, 2026, AWR’s Board of Directors approved a fourth quarter dividend of $0.5455 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on December 2, 2026 to shareholders of record at the close of business on November 16, 2026. Registrant has paid Common Share dividends every year since 1931 and has increased the dividends received by shareholders each calendar year for 72 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR’s quarterly dividend rate has grown at a compound annual growth rate (“CAGR”) of 8.4% over the last five years since the fourth quarter of 2021, and has achieved a 10-year CAGR of 8.7% in its calendar year dividend payments through 2026. AWR’s current policy is to achieve a CAGR in the dividend of more than 7% over the long-term.
Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of capital expenditures at GSWC and BVES, and construction expenses at ASUS, and to pay dividends. AWR’s future cash flows from operating activities are expected to be affected by a number of factors, including, among other things, utility regulation; delays in receiving approvals of general rate cases, changes in tax law; maintenance expenses; inflation; newly imposed tariffs; compliance with environmental, health and safety standards; production costs; customer growth; per-customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; the customers’ ability to pay utility bills; and required cash contributions to pension and post-retirement plans. Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices, and timely collection of payments from the U.S. government and other prime contractors operating at the military bases, and any adjustments arising out of an audit or investigation by federal governmental agencies. For further information regarding the risks faced by Registrant, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes. Cash generated by operations varies during the year. Net cash provided by operating activities of AWR was $201.7 million for the nine months ended September 30, 2026 as compared to $202.0 million for the same period in 2025. Operating cash flows were relatively consistent between periods. The timing of cash receipts and disbursements related to working capital items continues to impact our cash flows from operations. In particular, the implementation of new rates and surcharges at our regulated utilities added to cash flows from operations. There was a significant impact from the timing of income tax payments that contributed to a decrease in operating cash flows as income tax installment payments were made for the nine months ended September 30, 2026, while no income tax payments were made for the same period in 2025 as a result of the wildfire tax relief legislation, which allowed for the postponement of income tax payment deadlines until October 15, 2025. This decrease was largely offset by changes in other working capital items.
The change in cash flows from operating activities also resulted from differences at ASUS in the timing of vendor payments and the receipt of cash for construction work at military bases. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work.
Cash Flows from Investing Activities:
Net cash used in investing activities was $154.2 million for the nine months ended September 30, 2026 as compared to $172.7 million for the same period in 2025, which is mostly related to capital expenditures at the regulated utilities. GSWC and BVES invest capital to provide essential services to their regulated customer bases, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. AWR’s infrastructure investment plan consists of both infrastructure renewal programs (to replace infrastructure, including those to mitigate wildfire risk) and major capital investment projects (to construct new water treatment, supply and delivery facilities and electric facilities). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision.
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
Net cash used by financing activities was $40.3 million for the nine months ended September 30, 2026 as compared to cash used of $29.9 million during the same period in 2025. The increase in net cash used by financing activities was due primarily to a decrease in total capital (debt and equity) raised and needed for operations in 2026 as compared to 2025 due, in large part, to a decrease in capital expenditures.
During the nine months ended September 30, 2026, AWR had net payments on its credit facilities of $26.0 million, while during the nine months ended September 30, 2025, AWR had net payments on its credit facilities of $165.0 million. In 2025, both GSWC and BVES issued long-term debt totaling $100.0 million and $50.0 million, respectively, with a large portion of the proceeds used to pay down outstanding borrowings under their respective credit facilities. Credit facilities have been used to support its operations and ongoing capital expenditure programs.
During 2026, AWR benefited from lower interest expense due to lower borrowing levels under its credit facility as the issuance of equity under AWR’s ATM offering program supplemented AWR’s capital needs. For the nine months ended September 30, 2026, AWR sold 526,959 Common Shares through its ATM offering program and raised proceeds net of issuance costs of $39.9 million, while during the nine months ended September 30, 2025, AWR sold 535,760 Common Shares through its ATM offering program and raised proceeds net of issuance costs of $40.2 million. On June 12, 2026, AWR successfully completed the program, reaching the maximum aggregate offering capacity of $200 million in gross proceeds raised. AWR has no plans to issue additional equity through the end of 2029 to support its current operations and likely beyond 2029 based on current estimates. Lastly, there was an increase to AWR’s dividend payout of $6.0 million during the current year.

GSWC
GSWC funds its operating expenses, payments on its debt, dividends to AWR on its outstanding common shares, and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by, among other things, factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in tax law and deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers, and CPUC requirements to refund amounts previously charged to customers. Internal cash flows may also be impacted by delays in receiving payments from GSWC customers. For further information regarding the risks faced by Registrant, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
In March 2025, the CPUC issued a final decision in GSWC’s financing application, which among other things, approved GSWC’s request to issue up to $750.0 million of additional long-term debt and equity securities. Under the current financing application authorized by the CPUC, GSWC has $588.0 million remaining and available that provides for long-term financing and which are expected to be used over the next 1 to 6 years to pay down portions of the outstanding borrowings under GSWC’s credit facility and support its operations and capital program. As of September 30, 2026, GSWC has unsecured private placement notes of $65.0 million that will mature on June 5, 2027. Consequently, this balance has been classified within current liabilities in GSWC’s balance sheet. It is management’s current intention to refinance this obligation prior to its maturity date either through the issuance of new long-term debt, an equity contribution by AWR parent, or a combination of the two. While GSWC will actively evaluate long-term financing alternatives and participate in discussions with potential lenders, no formal commitment or refinancing agreement has been executed as of the filing of this Form 10-Q.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $151.8 million for the nine months ended September 30, 2026 as compared to $156.0 million for the same period in 2025. The decrease in operating cash flow was due primarily to the timing of income tax payments, offset by changes in other working capital items. The timing of income tax payments contributed to a decrease in operating cash flows as income tax installment payments were made for the nine months ended September 30, 2026, while in 2025, during the same period, no income tax payments were made as a result of wildfire tax relief legislation, which allowed for the postponement of income tax payment deadlines until October 15, 2025. The timing of other cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $135.8 million for the nine months ended September 30, 2026 as compared to $148.2 million for the same period in 2025, which is mostly related to spending under GSWC’s infrastructure investment plans that are consistent with capital budgets authorized in its general rate cases.
Cash Flows from Financing Activities:
Net cash used by financing activities was relatively flat at $11.5 million for the nine months ended September 30, 2026 as compared to $11.2 million net cash used for the same period in 2025. GSWC’s financing needs were relatively consistent resulting from a decrease in cash flows from operating activities that was largely offset by a decrease in GSWC’s capital expenditures.
During 2025, GSWC issued long-term debt of $100.0 million and issued common shares to AWR (parent) in exchange for a contribution of $50.0 million with funds used to pay down its credit facility. During the nine months ended September 30, 2026, GSWC had net borrowings on its credit facility of $21.0 million, while during the nine months ended September 30, 2025, GSWC had net payments on its credit facility of $124.0 million. In addition, GSWC paid dividends to AWR of $39.5 million as compared to $37.5 million paid during the same period in 2025.

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
At times, the Defense Contract Audit Agency and/or the Defense Contract Management Agency may, at the request of a contracting officer, perform audits/reviews of contractors for compliance with certain government guidance and regulations, such as the Federal Acquisition Regulation and Defense Federal Acquisition Regulation Supplement. Certain audit/review findings, such as system deficiencies for government-contract-business-system requirements, may result in delays in the resolution of filings submitted to and/or the ability to file new proposals with the U.S. government.

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
Water General Rate Case for the years 2028–2030
On July 1, 2026, GSWC filed a general rate case application for all its water regions and the general office. This general rate case will determine new water rates for the years 2028 – 2030. Among other things, GSWC requested capital budgets of approximately $1 billion for the three-year rate cycle. GSWC also requested to reinstate regulatory mechanisms to accommodate fully decoupled revenues and sales and to track differences between recorded and CPUC-authorized supply-related expenses. In an August 2020 decision, the CPUC discontinued the use of the WRAM and the MCBA for water utilities. GSWC originally implemented the WRAM and MCBA in 2008, and their use by GSWC was discontinued after 2024. A decision in the water general rate case is scheduled for the fourth quarter of 2027, with new rates to become effective January 1, 2028.
Electric Segment:
Rates that BVES is authorized to charge are determined by the CPUC in general rate cases. In January 2025, the CPUC issued a final decision in BVES’s general rate case proceeding that set new rates for the years 2023 - 2026, retroactive to January 1, 2023. Among other things, the final decision provided for an increase in adopted operating revenues of $3.3 million in 2026. Accordingly, new electric rates for 2026, which is the fourth year in the rate cycle, have been implemented and reflected in BVES results for the nine months ended September 30, 2026.
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
Electric General Rate Case for the Years 2027–2030
On January 30, 2026, BVES filed a new general rate case application that will determine new electric rates for the years 2027 through 2030. Among other things, BVES requested (i) capital budgets of approximately $133 million for the four-year rate cycle, and another approximately $17 million, plus AFUDC, for capital projects to be filed for revenue recovery through advice letters when the projects are completed, and (ii) a capital structure for BVES of 60% equity and 40% debt, a return on equity of 11.30%, an embedded cost of debt of 5.92%, and a return on rate base of 9.15%. A decision in the electric general rate case is scheduled for the first quarter of 2027 with the new rates retroactive to January 1, 2027.
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year ended December 31, 2025 filed with the SEC for a discussion of other regulatory matters.

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
Per- and Polyfluoroalkyl Substances (“PFAS”) Contamination Litigation Proceeds Memorandum Account:
GSWC has been a plaintiff in various class action lawsuits (against 3M Company, DuPont, and others) related to PFAS contamination affecting public water systems. A class settlement agreement among Tyco Fire Products LP (“Tyco”) and the class of eligible public water systems was entered into on April 12, 2024 and resolved any claims for PFAS contamination with Tyco. The class settlement agreement between the parties was approved by an order issued by the Federal District Court of South Carolina on November 22, 2024. As a result of the settlement, GSWC received from Tyco $2.2 million, net of legal and other fees, during the second quarter of 2026. In addition to the class settlement with Tyco, in June 2026, GSWC received a settlement payment of $0.9 million, net of legal and other fees, from BASF Corporation (“BASF”) pursuant to a class settlement agreement entered into on May 20, 2024 that resolved any claims for PFAS contamination with BASF. Also, in connection with GSWC’s class settlement agreement entered into with 3M Company in 2023, GSWC received the scheduled third legal settlement payment of $3.3 million, net of legal and other fees, from 3M Company in July 2026. The proceeds received from each of the settlement agreements have been included in the PFAS contamination litigation proceeds memorandum account and are reflected as regulatory liabilities as of September 30, 2026.
Settlement proceeds received by GSWC have been and may be used for future capital investments or operations and maintenance expenses related to PFAS water contamination to its water systems or any PFAS related litigation against its water systems, which benefit GSWC’s customers. The CPUC has authorized GSWC to track in a memorandum account the settlement payments received by GSWC from lawsuits related to PFAS contamination in its water systems, which include the proceeds received for participation in class action lawsuits. The amounts in the memorandum account have been recorded as a regulatory liability and have been used, and will continue to be used in the future, to offset the incremental investments in replacement and treatment of property, as well as operations and maintenance expenses and other direct expenses related to PFAS contamination. As of September 30, 2026, GSWC has a $15.0 million regulatory liability related to the PFAS contamination litigation proceeds memorandum account.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” section of the Registrant’s Form 10-K for the year ended December 31, 2025 filed with the SEC for a discussion of environmental matters applicable to AWR and its subsidiaries.

Water Supply
Water year 2025-26 (“WY2026”), which ended on September 30, 2026, has resulted in average precipitation, average reservoir levels, and the second driest snowpack in history for the northern Sierras. Water year 2026-27 (“WY2027”) began on October 1, 2026, with the State’s major reservoirs at the following storage averages: Lake Oroville at 82%, Lake Shasta at 96%, and San Luis Reservoir at 168%. As of October 27, 2026, the U.S. Drought Monitor reported that approximately 18% of California is considered in “Moderate Drought” and 72% is “Abnormally Dry,” as compared to a year ago when approximately 10% was considered in “Severe Drought.” Changes in weather patterns will continue to impact drought conditions in California.
The State Water Project (“SWP”) allocation for WY2026 was increased to 45% on May 14, 2026. The allocation was initially set at 10% in December and later increased to 30% in January. Invasive golden mussels native to Southeast Asia were detected in the SWP conveyance network in mid-2025 and have impacted groundwater basin spreading operations that are critical water recharge facilities used to manage groundwater extractions in Southern California. As such, the Los Angeles County Department of Public Works, which owns and operates key spreading facilities in the San Gabriel Basin, has already placed a moratorium on allowing SWP water into its spreading basins. Basin agencies are working on mitigation plans to address this impact to basin management.
Prolonged drought conditions continue in the Colorado River System, which has experienced historically low reservoir levels in Lake Mead and Lake Powell since 2023. Reservoir levels for Lake Mead and Lake Powell are at only 26% and 22% of capacity, respectively, as of September 15, 2026, and Lake Powell is at its lowest water elevation level since 1968. Projected inflow scenarios for the Colorado River are expected at continued low flow levels and a “Level 2 Shortage Condition” will continue into 2027 with a possibility of a “Level 3 Shortage Condition” in late 2027. Increasing shortage levels based on Lake Mead water pool elevations will impose increasing mandatory water reductions to the lower Colorado River States. Urgent action to reduce water demand on the lower river by 2 to 4 million acre feet annually has been requested by the U.S. Bureau of Reclamation (the “Bureau”), which resulted in a multi-year agreement known as the “California Colorado River Contractor Forbearance Agreement for 2024-2026” by the Imperial Irrigation District, Coachella Valley Water District, Metropolitan Water District (“MWD”), Palo Verde Irrigation District and the City of Needles. However, the existing long-term operational agreements on how the Colorado River is managed expire in 2026 and new reductions will be imposed on the lower Colorado River States under any new agreement. These reductions are still in negotiation, and in addition, the State of Nevada has filed a lawsuit against the guidelines that were adopted in August 2026 as an outcome of an Environmental Impact Study (“EIS”) that considered various operational scenarios for the next 10 years. GSWC will continue to monitor developments related to the Colorado River System and assess its impact on MWD and GSWC’s systems that utilize water sources provided by MWD member agencies.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Water Supply” section of Registrant’s Form 10-K for the year ended December 31, 2025 filed with the SEC for a discussion of water supply issues. The discussion above focuses on significant matters and changes since December 31, 2025.
Other Climate Change Matters
Climate change is one area that we focus on as we develop and execute our business strategy and financial planning, both in the short- and long-term. The risks posed by climate variability increase the need for us to plan for and address supply resiliency. Climate change has also impacted electric utilities in California by increasing wildfire risks and requiring the development of robust wildfire mitigation plans. We address these and other climate change risks by planning, assessing, mitigating, and investing in our infrastructure for the long-term benefit of our communities. See “Item 1. Business Overview” section of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC for a discussion of climate change planning, risks and opportunities.
Cybersecurity Matters
Cyberattacks represent a threat to water, wastewater and electric utility systems and thereby the safety and security of our communities. We continue to increase our investments in information and operational technology to monitor and address threats and attempted cyberattacks to improve our posture in addressing security vulnerabilities. See “Item 1A. Risk Factors” and “Item 1C. Cybersecurity” sections of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC for a discussion of cybersecurity matters.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Registrant has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of Registrant’s “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, the CEO and the CFO concluded that Registrant’s disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by Registrant in the reports that Registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Registrant’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting
There has been no change in Registrant’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about repurchases of Common Shares by AWR during the third quarter of 2026:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
July 1 - 31, 2026	203		$87.46	—	—
August 1 - 31, 2026	5,322		$88.12	—	—
September 1 - 30, 2026	3,489		$88.08	—	—
Total	9,014	(2)	$88.47	—
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
(a)    On October 26, 2026, AWR’s Board of Directors approved a fourth quarter dividend of $0.5455 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on December 2, 2026 to shareholders of record at the close of business on November 16, 2026.
(b)    There have been no material changes during the third quarter of 2026 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.
(c)    Certain of our officers have made, and may from time to time make, elections to participate in our 401(k) plan or our common share purchase and dividend reinvestment plan, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). On August 12, 2026, Ms. Anne M. Holloway, Chair of the Board of Directors of Registrant, adopted a stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The maximum number of shares of AWR to be sold under the plan is 3,600. The plan will terminate on the earlier of the date all the shares covered by the plan are sold and January 31, 2028.

Item 6. Exhibits
(a) The following documents are filed as Exhibits to this report:

10.1
Form of Restricted Stock Unit Award Agreement for officers with respect to time-vested restricted stock unit awards under the 2026 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of Registrant's Form 10-Q for the quarter ended June 30, 2026 filed on August 5, 2026

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
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	November 4, 2026